Form 10QSB
period 2002-03-31
CORTEX SYSTEMS INC
filed 2002-05-16
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
      OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

COMMISSION FILE NUMBER 333-72392
CORTEX SYSTEMS INC.
(Exact name of registrant as specified in its charter)
Nevada(State of other jurisdiction
      of incorporation or organization)
98-0353403
(IRS Employer Identification
      Number)

777 Royal Oak Drive
Suite 310
Victoria, British Columbia
Canada V8X 5K2
(Address of principal executive offices)
(250) 744-4230
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 5,000,000

CORTEX SYSTEMS INC.
(Development Stage Company)
BALANCE SHEETS


							March 31, 2002		For the period July 6, 2001
										(inception) to Jan 31, 2002
							(Unaudited)
ASSETS

	CURRENT ASSETS
		Cash						$11,801			12,759


		TOTAL ASSETS					$11,801			12,759


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	CURRENT LIABILITIES
		Accounts payable-related party			$35,165			35,165

		Total Current Liabilities 			$35,165			35,165

STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock
		100,000,000 shares authorized, at $0.0001
		par value; 5,000,000 shares issued and
		outstanding					    500		     	    500
	Capital in excess of par value				     90		      	     90
	Deficit accumulated during the development stage 	(23,954)		(22,996)
		Total Stockholders' Equity (Deficit)		(23,364)		(22,406)

	Total Liabilities and Stockholders' Equity (Deficit)	$11,801			12,759





The accompanying notes are an integral part of these financial statements.







CORTEX SYSTEMS INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
							March 31, 2002		For the period July 6, 2001
							(Unaudited)		(inception) to Jan 31, 2002



REVENUES						$    -			$     -

EXPENSES
							(23,954)		(22,996)


NET LOSS 						(23,954)		(22,996)

NET LOSS PER COMMON SHARE

	Basic						   -			       -


AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING SHARES

							5,000,000		5,000,000




The accompanying notes are an integral part of these financial statements.







CORTEX SYSTEMS INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


									Capital in
					         Common Stock		Excess of       	Accumulated
					Shares	               Amount	Par Value       	Deficit

Balance July 6, 2001			    -			 $  -		$  -		$  -

Issuance of common stock for cash
and website at $0.0001
- July 6, 2001	5,000,000            $    500		            90

Net operating loss for the period
July 6, 2001 to January 31, 2002	    -			-	 	 -		(22,996)

Balance January 31, 2002			5,000,000	   500	         90		(22,996)

Net operating loss for the period 	    -			-		-		(23,954)
ending March 31, 2002

Balance March 31, 2002				5,000,000	   500	         90		(23,954)
(unaudited)



The accompanying notes are an integral part of these financial statements.


CORTEX SYSTEMS INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
							March 31, 2002		For the period July 6, 2001
							(Unaudited)		(inception) to Jan 31, 2002

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Loss 						$(23,954)		(22,996)
Adjustments to reconcile net loss to
  net cash provided by operating activities:

  	Change in accounts payable			20,665	   		  20,665
  	Issuance of common stock for expenses	   	    90 			      90

Net Cash Flow Used in Operations 			(3,199)	    		 (2,241)

CASH FLOWS FROM INVESTING ACTIVITIES			           		      -

CASH FLOWS FROM  FINANCING ACTIVITIES

Proceeds from loans from related parties		14,500	    		 14,500
Proceeds from issuance of common stock			   500 			    500
							15,000		    	 15,000

Net Change in Cash 					(958)	    		 12,759

Cash at Beginning of Period 				12,759		   	     -

Cash at End of Period 					11,801	    		12,759

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of common shares for web sites						   $90


The accompanying notes are an integral part of these financial statements.





CORTEX SYSTEMS INC.
(DEVELOPMENT STAGE COMPANY)
March 31, 2002
NOTES TO INTERIM FINANCIAL STATEMENTS
=====================================
1. BASIS OF PRESENTATION
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2002. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

2. SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company raised a total of $75,418 cash in an initial public offering. In the event that no additional funds are raised in the Company's initial public offering, then a total of 754,180 shares of common stock at $0.10 per share will be issued. The Company's initial public offering has not yet been closed.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on July 6, 2001, the purpose of our Company has been to establish and operate memory assessment clinics in selected North American locations. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2002, we had negative working capital of $(23,954) compared to negative working capital of $(22,996) at January 31, 2002. This change is primarily the result of auditing fees and bank service fees.

At March 31, 2002, our Company had total assets of $11,801 consisting of cash, which compares with our Company's assets at January 31, 2002, of $12,759.

At March 31, 2002, our Company's total liabilities were $35,165.
Our total liabilities at January 31, 2002, were $35,165.
Thus, our liabilities did not change.

Our Company has not had revenues since inception. Until the Company commences business operations, it expects to survive primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted losses of $958 for the three months ending March 31, 2002. The principal component of the loss was auditing expenses.
Operating expenses for the three months ending March 31, 2002 was $958 compared to operating expenses of $2,996 for the period ending January 31, 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2002.
CORTEX SYSTEMS INC.
(Registrant)
By: /s/ Ken H. Finkelstein
Ken H. Finkelstein, President, Chief Financial Officer,
a member of the Board of Directors
By: /s/ Ingrid C. Friesen
Ingrid C. Friesen, Secretary, Treasurer, a member of the Board of Directors