Form 10KSB
period 2002-06-30
CORTEX SYSTEMS INC
filed 2002-09-06
CIK 1160598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended June 30, 2002
                        Commission file number 333-72392

                            CORTEX SYSTEMS INC.
                  --------------------------------------------
           (Name of small business issuer as specified in its charter)

 NEVADA                                                   98-0353403
 -------------                                         ---------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

777 Royal Oak Drive, Suite 310, Victoria, British Columbia         V8X 5K2
----------------------------------------------------------       -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:     (250) 744-4230

Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:

        Common Stock, $.0001 par value, listed on the OTC Bulletin Board
      ---------------------------------------------------------------------
Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Revenues for last fiscal year were $68.00

The aggregate market value of the issuer's voting stock held as of September 5, 2002, by non-affiliates of the issuer based on the price at which the stock was sold was $76,230.00. There are approximately 762,300 shares of common voting stock of the Registrant held by non-affiliates.

						1

As of September 5, 2002, the registrant had 5,762,300 shares of common stock issued and outstanding.

Issuers Involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: None.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

PART I										Page

Item  1. Description of Business						4

Item  2. Description of Property						10

Item  3. Legal Proceedings							10

Item  4. Submissions of Matters to a Vote of
	   Security Holders							10

PART II

Item  5. Market for the Registrants' Common Equity
	   and Related Stockholder Matters					11

Item  6. Management's Discussion and Analysis of Financial
	   Condition and Results of Operations				12

Item  7. Financial Statements							13

Item  8. Changes in and Disagreements With Accountants on
	   Accounting and Financial Disclosure				21

PART III

Item  9. Directors and Executive Officers of the Registrant		21

Item 10. Executive Compensation						23

Item 11. Security Ownership of Certain Beneficial Owners
	   and Management								23

Item 12. Certain Relationships and Related Transactions		24

PART IV

Item 13. Exhibits and Reports on Form 8-K					25

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the
documents  incorporated  by  reference.   Cortex Systems Inc.  undertakes  no
obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Cortex from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

THE COMPANY

History. Cortex Systems, Inc., was formed as a Nevada corporation on July 6, 2001. We are a development stage company that intends to establish memory clinics in several different locations in North America. Our statutory registered agent's office is located at 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada, 89123. The Company's executive offices are located at 310-777 Royal Oak Drive, Victoria, British Columbia, V8X 5K2, Canada.
Our telephone number is (250) 744-4230. The Company's websites, which are not currently active, are located at www.cortex-systems.com and www.thememorycentre.com.

Strategy. The Company has not yet commenced operations and remains in the planning and preparation stage. The Company intends to establish memory clinics in several different locations in North America. The memory clinics will be staffed by registered psychologists whose area of expertise includes human memory and cognition. Complementing the memory clinics will be the Company's websites, www.cortex-systems.com and www.thememorycentre.com.
It is intended that these websites provide comprehensive information, online memory assessments, promote the clinics' services, and build the Company's identity. Specifically, the Company's business will include:

     .   	Memory assessments, consultations, and counseling by registered
		psychologists at the memory clinics.
     .   	Online  memory assessments, consultations, and recommendations
		via real-time audio and/or video communications and electronic mail.
     .   	Referral of online users to memory experts located in the user's
		geographical area for which a fee will be charged by the Company to
		the memory expert.
     .    	Online research center that will include access to premium content
		via paid subscription.

     .   	Strategic relations with health care providers including health
		maintenance organizations, workers compensation boards, neurologists,
		psychologists, and other individual health care providers.
     .   	Online advertising

Memory Clinics. The Company's primary focus at this time is building memory clinics. The Company believes that there is strong demand for the services provided by a memory clinic and that this demand is not currently being satisfied. Memory impairment is a serious problem that affects substantial numbers of individuals, particularly those aged 65 and over.
This increased prevalence of memory impairment may be attributed to several different causes including age-related dementias that begin gradually; dementias whose onset are triggered by a stroke or severe head injury; depression; thyroid dysfunction; side effects from certain medications, vitamin B-12 deficiency; anxiety, fatigue, sleep deprivation; and stress. Some memory impairment may respond to treatment and be reversed. Other memory impairment is not reversible but the individual may be treated by learning coping mechanisms that may compensate for memory impairment.
It is essential that individuals who complain of memory loss be examined by a professional who is able to, first, assess the cause of memory impairment and, second, recommend and implement appropriate treatment.

	Despite the significant prevalence of memory impairment in older adults, affected individuals, physicians, and other health care professionals may not be aware of the importance of (1) assessing an individual's memory to determine the cause of any memory loss and (2) timely implementation of appropriate treatment. As well, for those who are searching for a memory expert to undertake a memory assessment in a timely manner, it is often difficult to locate such an expert. The Company's clinics, in conjunction with its websites, propose to resolve both of these problems. Memory assessments at the Company's clinics will be provided by registered psychologists who have a comprehensive understanding of the human brain and mind and how they function in relation to human memory and cognition.
Subsequent to undergoing a memory assessment, one of our psychologists will consult with the individual, provide the results of the assessment and, where appropriate, make recommendations and/or commence with suitable treatment.

	The Company intends to establish its first clinic in Victoria, British Columbia, Canada. Additional clinics will be located in select
North American cities. The Company does not need to pursue nor satisfy any special licensing or regulatory requirements before establishing, or delivering services, at its clinics or its websites other than the required business licenses. Psychologists who work for the Company will be licensed to practice within the jurisdiction where the clinic is located. Each psychologist that works for the Company will be personally responsible for the cost of their own registration and licensing.
The Company believes that Victoria offers an excellent location for its first memory clinic owing to its demographics, i.e., approximately 15% of its population is age 65 or over; highest number of retirees per capita of any city in Canada; median income is above average; and the number of people with post-secondary education and professional degrees is above average. In addition, located within Victoria is a major University, the University of Victoria, 2 major hospitals and several smaller community hospitals, and the offices of the Workers Compensation Board. The Company believes that all of these factors would contribute to a demand for its services and will provide the Company with the expert talent with which to staff its operations.

Online Memory Services. The Company believes that it is vitally important to establish an online identity through its websites. it is anticipated that one of the Company's websites, www.cortex-systems.com, will serve to direct internet traffic to its other website, www.thememorycentre.com.
As well, though the Company has not yet finalized the extent of information to be provided, it is expected that www.cortex-systems.com will provide the user with comprehensive current, historical, anecdotal information related to the human brain and mind, and a schedule of conferences and events related to neuropsychology and the functioning of human memory and cognition. Eventually, the Company intends to archive historical information and permit users to conduct research through its databases.
The Company anticipates establishing an online, real time, discussion group that will allow users to exchange information and ideas.
The Company believes that it will become the premier destination for accessing relevant and up-to-date information related to neuropsychology and the functioning of the human mind and brain.

	Where the issue of memory arises at www.cortex-systems.com, it is intended that the user will be directed via link to the Company's other website, www.thememorycentre.com. This website will serve many purposes. First, it will serve as a research center for issues related to human memory and cognition. The Company anticipates having a general research center that will be available to all users who visit its site and to provide a paid service where users will be able to access premium content. The premium content will appeal primarily to those who work in the health care industry. Second, the Company expects to develop or license software that will allow for all visitors to its site to undergo an online memory assessment. A fee, to be determined, will be charged for each assessment. Once the assessment is completed, the user will be provided with immediate results which will explain to the user whether their performance is within or outside of the average performance range in relation to the user's age. Third, the user will then be offered the choice of consulting with one of the Company's psychologists via real time audio or video over the internet.
Prior to initiating the consultation, credit card payment will be required. As an alternative, the user will be offered the choice of arranging an appointment for a telephone consultation with one of the Company's psychologists, making an appointment to visit one its clinics, or requesting a referral to a memory expert located in close proximity to the user's place of residence. For each such referral, a fee will be charged to the memory expert to whom the referral is made. Fourth, a research center will be established that will offer users access to current, historical, anecdotal information related to human memory and cognition, and a schedule of conferences and events related to human memory and cognition.
As with the Company's other website, the Company anticipates establishing an online, real time, discussion group that will allow users to exchange information and ideas. The Company expects that it will become the premier destination for accessing relevant and up to date information related to human memory and cognition.

Marketing. The Company expects to market its services through several methods aimed at key market segments. First, the Company believes that it will reach its largest target group in the most cost effective manner by obtaining preferential listings on the most popular internet search engines. On the home page of each of the Company's websites, the user will be provided with the opportunity to contact the Company via email or a toll free telephone number for the purpose of obtaining additional information.
The Company will obtain all relevant information concerning each person who contacts the Company and input this information into its database.
Second, the Company will contact hospitals, health maintenance organizations, health care workers, including neurologists, psychologists, psychiatrists, workers compensation boards, personal injury lawyers, and others who typically have a need for the Company's services, for the purpose of informing them of the Company's services. Target markets will be contacted via email, regular mail, fax, or telephone. Third, the Company will arrange for a representative to attend at conferences and events related to neuropsychology, human memory, and cognition, where the Company will place appropriate advertisements concerning its services. Fourth, the Company will place advertisements in appropriate industry publications including internet directories. Fifth, the Company will seek reciprocal links with other relevant websites.

	Initially, the Company's marketing efforts that are not internet based will be geographically focussed within the Province of British Columbia, Canada, since it is expected that the Company's first clinic will be located in Victoria, British Columbia, Canada. Prior to establishment of subsequent clinics in different cities, the Company will broaden its marketing efforts to encompass geographical areas in which its new clinics are located.

Advertising. Though the Company does not expect that advertising will become a major source of its revenue, the Company will sell advertising on its websites to selected individuals and organizations. Owing to the profile of the users who are likely to visit its websites, and assuming that the Company is able to generate sufficient volume of visitors, the Company anticipates that the health care industry would find its websites to be an attractive vehicle from which to advertise. The Company would provide reduced advertising rates to those health care organizations that referred individuals to its clinics.

Technology and Systems. The Company has not yet retained the services of a website development organization. The Company intends to hire an organization to develop and maintain its websites and to implement required software and technologies. Where possible, the Company will purchase or lease commercially available licensed technologies as this would be more cost effective than developing its own technologies. It is intended that the Company's systems will have capacity expansion capabilities to support future growth.

Employees. Mr. Finkelstein is currently working approximately 15 hours per week on behalf of the Company. Dr. Friesen is currently working approximately
10 hours per week on behalf of the company. As required, Mr. Finkelstein and Dr. Friesen will devote additional time. Currently, the Company does not have any employees. It anticipates the need to hire up to 8 employees within the next 12 months. As needed, the Company anticipates hiring
3 psychologists, 2 research assistants, 1 secretary/receptionist, 1 accountant/bookkeeper, and 1 information technology specialist.

Significant Related Events.

On March 11, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On May 17, 2002, we completed our public offering by raising $76,230. We sold 762,300 shares of our Common Stock at an offering price of $.10 per share.

Risk Factors of the Business
----------------------------

1. Lack of Operating History.
Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers and directors but have not conducted any formal independent market studies concerning the demand for our services.

We have not yet commenced operations and expect our losses to continue.
Failure to generate revenues could cause us to go out of business. We were founded on July 6, 2001. We remain in the planning stages for our proposed operations. As of June 30, 2002, we have generated revenue of $68.
Our net loss since the date of inception is $37,522. In order to generate revenue and, eventually, profits,we must:
-Implement our business model;
-Purchase necessary equipment and memory assessment materials;
-Undertake marketing and other promotional activities;
-Develop our services;
-Develop and maintaining our websites; and -Build strategic relationships.
We anticipate incurring losses for the foreseeable future owing to the costs related to implementing our business model and purchasing equipment and materials. There is no guarantee that we will generate sufficient revenues and if no revenues are generated then we will go out of business. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

2. Inability to Obtain Funding.
We did not achieve our objective of raising the maximum amount of funds in our initial offering. As a result, we do not have sufficient funds to operate throughout the subsequent fiscal year and will need to raise additional capital if we are to continue as a going concern. We will be required to suspend or discontinue our operations if we do not raise sufficient capital to be used for implementing our business model and making necessary purchases. Currently, we do not have any definite plans to raise additional funds.

3. Intense Competetion.
Competition in the memory assessment industry is intense. Upon our anticipated commencement of operations, we will compete directly with other companies and mental health organizations, that have developed similar business operations and similar websites and who market their services to our target clients. This could significantly affect our ability to compete. Most of our competitors have substantially greater experience, financial and technical resources, marketing and development capabilities than we do. Many of our competitors with greater financial resources may afford to spend more resources than us to market their services. We also cannot guarantee that our competitors will not succeed in marketing their clinics, websites and generating revenues.

4. Dependence on the Internet.
Our business may fail if memory assessment services are not sought via the internet. Our success depends upon the widespread acceptance of the internet as a means to deliver professional services. The internet remains at a relatively early stage of development, and the use of the internet as a place where professional services will be sought remains uncertain. We cannot predict whether individuals will choose to seek professional services on the internet rather than in person at a clinic. If individuals are not willing to use the internet to seek professional services then our business may fail. It is possible that the internet may not become a viable long-term marketplace for professional services owing to the individual's desire for personal contact. In addition, concerns over security and privacy may inhibit the growth of the internet and may inhibit individuals from seeking professional services via the internet.

5. Concentrated Control of the Company.
Our officers and directors control the company. Our officers and directors, taken as a group, currently beneficially own 5,000,000 common shares or 86.8% of our outstanding common stock. Such concentrated control of the company may adversely affect the price of our common stock. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval. Our officers and directors will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the company's operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. In certain circumstances, cumulative voting may allow a minority group of shareholders to elect at least one director to the board. If our business were to fail, our officers and directors would not be negatively affected. Success of our business would benefit our officers and directors.

6. Decrease in Market Price.
Sales of common stock by our officers and directors may cause the market price for the common stock to drop. A total of 5,000,000 shares of common stock were issued to our officers and directors in consideration for cash payment and acquisition of website domains. Subject to restrictions set forth in Rule 144 of the Securities Act of 1933, they are likely to sell a portion of their stock if the market price increases above $0.10. If they do sell their stock into the market, these sales may cause the market price of the stock to decrease.

7. Limited Market for Resale.
The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Because we are a penny stock, you may be unable to resell your shares. Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

8. Legal Service.
Our officers and directors both are residents of Canada.
It may be difficult for a resident of a country other than Canada to serve them. However, our President maintains a legal address for service in the State of Washington. As well, we are incorporated in the State of Nevada and maintain a registered office in Las Vegas, Nevada. This registered office is authorized to accept service of all legal process upon the Company.

9. Dependence On Key Personnel
We  depend on the  continued  service  of our officers and directors.
The loss of the services of either of our officers and directors, individually or as a group, could cause us to go out of business.
We do not have employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our officers or directors. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services.
We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

ITEM 2:  PROPERTIES

The Company's principal executive offices are located at 310-777 Royal Oak Drive, Victoria, British Columbia, Canada, under a one year lease agreement that expires July, 2003.
Our lease agreement is with Kenneth H. Finkelstein, the Company's
President, Chief Financial Officer, and a Director. The monthly rental payment is $-0-. The Company anticipates that, within the next six to twelve months, it will need to lease approximately 500-1,000 square feet of additional office space which will be used as its operational headquarters.

ITEM 3:  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's annual general meeting of shareholders was held on June 3, 2002. By unanimous approval, both of the Company's directors, Kenneth H. Finkelstein and Ingrid C. Friesen, were re-elected to continue serving as directors of the Company, By unanimous approval, it was voted that Kenneth H. Finkelstein would continue to serve as President and Chief Financial Officer of the Company and that Ingrid C. Friesen would continue to serve as Secretary and Treasurer of the Company. Also by unanimous approval, the following matters were approved: renewal of office lease; appointment of auditor;
appointment of attorney; appointment of transfer agent; and appointment of bank.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On or about July 17, 2002, the Company's shares were cleared by the NASD for trading on the Over the Counter Bulletin Board("OTCBB") and currently trade under the symbol 'CTXY'. On September 5, 2002, the bid price was $0.16 and there was no listed offer price. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Company does not have any outstanding options or warrants, or other securities convertible into common equity. Of the 5,762,300 shares of common stock issued and outstanding as of September 5, 2002, 5,000,000 shares were owned by our officers and directors. These shares may be resold only in compliance with Rule 144 of the Securities Act of 1933. As of September 5, 2002, there were 93 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

     Recent Sales of Unregistered Securities

     On July 6, 2001, 2,500,000 restricted common shares were issued to the Company's President, Chief Financial Officer and member of the Board of Directors, Kenneth H. Finkelstein, for $250. In addition to $250, Kenneth H. Finkelstein transferred to the Company ownership rights to the website domains 'www.cortex-systems.com' and 'www.thememorycentre.com'. The domain 'www.cortex-systems.com' was valued at its purchase price of $60, and the domain name 'www.thememorycentre.com' was valued at its purchase price of $30. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

     On July 6, 2001, 2,500,000 restricted common shares were issued to the Company's Secretary, Treasurer and a member of the Board of Directors, Ingrid C. Friesen, The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

SEC Rule 15g.

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers
"spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a).
We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	   AND RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources.
We were incorporated for the purpose of establishing and operating memory clinics. Our capital has been obtained via issuance of common stock and shareholder loans. On May 17, 2002, our initial public offering was completed. We raised $76,230 by selling 762,300 shares of common stock at an offering price of $.10 per share.

As of June 30, 2002, we had positive working capital of $39,328 compared with a deficit working capital of $(22,406) as of January 31, 2002. The resulting increase in working capital is attributed to funds raised through our initial public offering of $76,230.

As of June 30, 2002, our total assets was comprised of $73,772 in cash. This is an increase from our assets, being cash reserves, of $12,759 as of January 31, 2002.

As of June 30, 2002, our total liabilities decreased slightly to $34,444 from $35,165 as of January 31, 2002. The resulting decrease resulted from repayment of related party payables of $721.

We have generated revenues of $68 since the date of inception. These funds are interest income earned through term deposits. We anticipate that our working capital is sufficient to commence scaled down operations but is not sufficient to carry out all of our intended operations. We expect to be able to satisfy our cash requirements until January, 2003, after which we will likely have to raise additional funds in order to continue as a going concern. We anticipate raising additional funds through equity private placements and/or debt financing. However, we do not currently have any long term debt and prefer to raise funds through equity private placements rather than debt financing. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations.
We posted losses of $(37,522) for the year ending June 30, 2002. The principal components of the loss were professional and administrative expenses. Operating expenses for the year ending June 30, 2002, were $(37,522), an increase from losses of $(22,996) incurred to January 31, 2002.

ITEM 7:  FINANCIAL STATEMENTS

                [This space intentionally left blank.]

ANDERSEN ANDERSEN & STRONG, L.C.        941 East 3300 South, Suite 202
Certified Public Accountants		    Salt Lake City, Utah 84106
and Business Consultants
Member SEC Practice Section
of the AICPA                                    Telephone 801 486-0096
                                                      Fax 801 486-0098



Board of Directors
Cortex Systems, Inc.
Victoria B.C. Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

	We have audited the accompanying balance sheet of Cortex Systems Inc. (development stage company) at June 30, 2002 and the related statement of operations, stockholders' equity, and cash flows for the period July 6, 2001 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Systems Inc. at June 30, 2002 and the results of operations, and cash flows for the period July 6, 2001 (date of inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
August 20, 2002
s\Andersen Andersen and Strong

                          CORTEX SYSTEMS INC.
                     (Development Stage Company)
                             BALANCE SHEET
                             June 30, 2002
=====================================================================

ASSETS
CURRENT ASSETS
  Cash                                                      $    73,772
                                                            ------------
     Total Current Assets                                   $    73,772
                                                            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable - related party - Note 4                 $    34,444
                                                            ------------
     Total Current Liabilities                                   34,444
                                                            ------------

STOCKHOLDERS' EQUITY

  Common stock
     100,000,000 shares authorized at $0.0001 par value;
       5,762,300 shares issued and outstanding                      576

  Capital in excess of par value                                 76,274

  Accumulated deficit during development stage                  (37,522)
                                                            ------------
     Total Stockholders' Equity                                  39,328
                                                            ------------
                                                            $    73,772
                                                            ============


           The accompanying notes are an integral part of these financial statements.

                         CORTEX SYSTEMS INC.
                     (Development Stage Company)
                       STATEMENT OF OPERATIONS
         For the Period July 6, 2001 (Date of Inception)
				to June 30, 2002
=====================================================================



REVENUES                               				$     68

EXPENSES									  37,590
 										 -------


NET LOSS                              				$(37,522)
                                      				 -------




NET LOSS PER COMMON SHARE

  Basic                               				$   (.01)
										  -------


AVERAGE OUTSTANDING SHARES

  Basic                                				5,762,300
                                        				---------




            The accompanying notes are an integral part of
                     these financial statements.

                       CORTEX SYSTEMS INC.
                     (Development Stage Company)
             STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
        For the Period July 6, 2001 (date of inception)
                        to June 30, 2002
=====================================================================
                                                   Capital in
                                 Common Stock      Excess of   Accumulated
                              Shares       Amount   Par Value      Deficit
                          -----------  ----------- -----------  -----------
Balance July 6, 2001
					-   		$ -   	$  -    	$  -

Issuance of common
  shares for cash and
  website at $.0001 -
  July 6, 2001             5,000,000        500          90          -

Issuance of common
  sshares for cash
  at $.10 - May, 2002
  				     762,300         76		76,184         -

Net operating loss
  for the period
  July 6, 2001 to
  June 30, 2002
 					   -            -           -       (37,522)
                          -----------  ----------- -----------  -----------
Balance June 30, 2002
  		               5,762,300         576      76,274      (37,522)




           The accompanying notes are an integral part of these financial statements.

                       CORTEX SYSTEMS INC.
                    (Development Stage Company)
                       STATEMENT OF CASH FLOWS
         For the Period July 6, 2001 (date of inception)
                        to June 30, 2002
=====================================================================

CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                             				$ (37,522)

  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities

      Changes in accounts payable					   19,944
	Issuance of common stock for expenses			       90

         Net Cash Flows Used in Operations
    										  (17,488)
                                     				   -------
CASH FLOWS FROM INVESTING
  ACTIVITIES                                   				-
                                    				   -------

CASH FLOWS FROM FINANCING
  ACTIVITIES

  Proceed from loans from related parties				   14,500
  Proceeds from issuance of common stock				   76,760
										   -------
										   91,260

  Net Change in Cash							   73,772

  Cash at Beginning of Period          					-
                                    				   -------
  Cash at End of Period             				  $73,772
										   -------

NON CASH FLOWS FROM
OPERATING ACTIVITIES
  Issuance of common shares
  for web site design							       90
										   -------




           The accompanying notes are an integral part of these financial statements.

                          CORTEX SYSTEMS INC.
                     (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
=====================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 6, 2001, with authorized common capital stock of 100,000,000 shares with a par value of $0.0001. The Company was organized for the purpose of establishing memory assessment clinics and acquiring and marketing websites that will function to provide services and information via the internet. The Company has elected June 30 as its fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods.

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy.

The Company has not adopted a policy regarding payment of dividends.

Income Taxes.

On June 30, 2002, the Company had a net operating loss available for carry forward of $37,522. The tax benefit of approximately $11,257 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2023.

Basic Income (Loss) Per Share.

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Financial Instruments.

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

				 CORTEX SYSTEMS INC.
                     (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
=====================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions.

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Amortization of Web Sites.

Costs of preliminary development of web sites are expensed as incurred and application and development costs are capitalized and amortized over the useful life of the web site or expensed if there is an impairment in value.

Other Recent Accounting Pronouncements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION OF WEB SITES

During July 2001, the Company acquired two web sites and domain names "thememorycentre.com" and "cortex-systems.com", from a related party, by the issuance of common shares of the Company which were recorded at the cost to the predecessor. The web sites are in the preliminary development stage and therefore the costs have been expensed. Costs of application and development will be capitalized and amortized over their useful lives or expensed if there is an impairment in value.

4. RELATED PARTY TRANSACTIONS

Officer-director's have acquired 86.8% of the common stock issued.
A related party has made demand non interest bearing loans to the Company of $34,444.

                        CORTEX SYSTEMS INC.
                     (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
=====================================================================

5. GOING CONCERN

The accompanying financial statements have been prepared with the presumption that the Company will continue as a going concern. However, the Company did not achieve its objective of raising the maximum amount of its public offering. Thus, continuation of the Company as a going concern throughout the subsequent fiscal year will depend upon the Company securing additional working capital. To ensure that the Company may continue operations, Company management anticipates securing additional working capital through private placement equity funding and/or debt financing. As of June 30, 2002, the Company has generated revenue of $68 which is fully attributable to interest income earned on term deposits.

6.  CAPITAL STOCK

Since its inception the Company completed private placement offerings of 5,000,000 common shares to its' officers and directors for $500. On March 11, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. The Company then proceeded to offer for sale a maximum of 2,000,000 common shares at $.10 per share. On May 17, 2002, the Company's offering was closed. 762,300 shares had been sold for $76,230.

6. 	FINANCIAL RISK

The Company operates its cash accounts with one commercial bank located in Victoria, British Columbia, Canada. These accounts include a business checking account and a term deposit account, both of which are denominated in U.S. dollars.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

     Name                      Age      Term Served     Positions with the
                                           As                 Company
                                        Director/
                                        Officer

     ------------------      -------- ---------------  --------------------
     Kenneth H. Finkelstein     36    July, 2001        President
						   			  Chief Financial Officer

                                      July, 2001        Director
     ------------------      -------- ---------------  --------------------
     Ingrid C. Friesen          35    July, 2001   	  Secretary/Treasurer

                                      July, 2001        Director
     ------------------      -------- ---------------  --------------------


     The above individuals will serve as officers and/or directors.
Kenneth H. Finkelstein and Ingrid C. Friesen are the beneficial owners of each other's shares. Mr. Finkelstein and Dr. Friesen are related parties in that they are spouses of each other. A brief description of their positions, proposed duties and their background and business experience follows:

     Kenneth H. Finkelstein.  From 1995 to the current date,
Mr. Finkelstein has operated an independent law practice concentrating on business and corporate law. In November, 2001, Mr. Finkelstein commenced a sole proprietorship business consulting service in Victoria, British Columbia, Canada, that operates under the name Montrose Management Group.
Mr. Finkelstein currently devotes approximately 15 hours per week to Cortex Systems Inc. and will devote additional time as required.

	Ingrid C. Friesen. Dr. Friesen is currently licensed to practice psychology in the Province of British Columbia, Canada. Dr. Friesen is a member of the British Columbia College of Psychologists, the Canadian Psychological Association, and the International Neuropsychology Society. From 1995 to 1997, Dr. Friesen undertook work on behalf of the Vancouver-Richmond Association for Mentally Handicapped People VRA-MHP, which is located in Vancouver, British Columbia, Canada. At VRA-MHP, Dr. Friesen designed and supervised implementation of programs targeted toward adult mentally handicapped individuals with behavior disturbance problems.
The purpose of the programs was to reduce and ultimately eliminate behavioral disturbances. From 1996 to 1997, Dr.
Friesen undertook work on behalf of Riverview Hospital which is located in Coquitlam, British Columbia, Canada.
Dr. Friesen evaluated the effectiveness of the hsopital's neuropsychiatric program in reducing aggressive behavior.
The subjects of the neuropsychiatric program were hospital in-patients suffering from psychiatric illnesses resulting from significant neurological trauma. From 1997 to 1998, Dr. Friesen completed a one year clinical psychology internship, with a specialty in neuropsychology, at medical centers located in Calgary, Alberta, Canada. She was employed as an intern by the Calgary Regional Health
Authority. During her internship, she worked at 3 separate medical centers: Foothills Medical Center; Peter Lougheed
Medical Center; and Rockyview Hospital. Dr. Friesen conducted neuropsychological assessments on in/out patients. These patients were adults suffering from various neurological illnesses including, but not limited to, dementia, stroke, tumor, schizophrenia, multiple sclerosis, and head injury.
Dr. Friesen undertook cognitive behavioral therapy with out-patient adults suffering from anxiety and depression.
Dr. Friesen undertook psychological and personality assessments with regard to in

-patient psychiatric unit adults.
During her academic years, Dr. Friesen was awarded a scholarship from the Alzheimers Foundation of Canada for her work in the field of neuropsychology. In 1999, Dr.
Friesen graduated from the University of Victoria, in
Victoria, British Columbia, Canada, where she obtained
her PhD in Psychology.  In 2000, Dr. Friesen registered
as a clinical psychologist in the Province of British
Columbia, Canada. Dr. Friesen currently operates an independent practice in psychology focussing on neuropsychology, human memory and cognition, and the understanding and assessment
of the human mind and brain.   Dr. Friesen  currently devotes
approximately 10 hours per week to Cortex Systems Inc. and will devote additional time as required.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company has no securities registered pursuant to
Section 12 of the Exchange Act, its officers, directors and principal stockholders are not subject to the reporting obligations of Section 16(a) of the Exchange Act.

ITEM 10:  EXECUTIVE COMPENSATION

To date the Company has no employees other than its officers.
Neither the Company's officers nor directors have been paid any compensation. Moreover, the Company presently has no formal employment agreements or other contractual arrangements with its officers or directors or any one else regarding the commitment of time or the payment of salaries or other compensation. When funds allow, the Company anticipates that its officers will be offered a compensation package.

Employment Contracts and Termination of Employment and Change in
Control Arrangement

    In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of September 5, 2002, the name and number of shares of the Company's Common Stock, par value $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,762,300 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.


                                    Amount of     % of Class    % of
                                    Beneficial      Before      Class After
Name and Address                    Ownership*      Offering    Offering *
-------------------------           -----------   -----------  ------------
Kenneth H. Finkelstein               2,500,000        50%		 43.4%
310-777 Royal Oak Drive
Victoria, B.C.
V8X 5K2   Canada

Ingrid C. Friesen 			 2,500,000        50%  	       43.4%
310-777 Royal Oak Drive
Victoria, B.C.
V8X 5K2   Canada


--------------------------------------------------------------------------
All officers and directors
as a group (2 persons)**             5,000,000        100%         86.8%
--------------------------------------------------------------------------
     TOTAL                           5,000,000        100%         86.8%
--------------------------------------------------------------------------

	*Security ownership of both of the beneficial owners was determined on
	July 6, 2001.
	**Kenneth H. Finkelstein and Ingrid C. Friesen are the beneficial owners
	of each other's shares. Mr. Finkelstein and Dr. Friesen are officers
	and directors.
	Mr. Finkelstein and Dr. Friesen are related parties in that they are spouses
	of each other.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have issued shares to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

                                                       Relationship
                             Number     Consideration  to Cortex     Date of
Name                       of Shares        Given      Systems	   Issuance
--------------------      -----------  --------------  ------------  -----------
Kenneth H. Finkelstein    2,500,000       $250*     	 President	   July 6, 2001
									 Chief Financial
									 Officer
									 Director

Ingrid C. Friesen 	  2,500,000		$250		 Secretary	   July 6, 2001
									 Treasurer
									 Director

     * In addition to $250, Kenneth H. Finkelstein transferred to the Company ownership rights to the website domains 'www.cortex-systems.com' and 'www.thememorycentre.com'. The domain 'www.cortex-systems.com' was valued at its purchase price of $60, and the domain name 'www.thememorycentre.com' was valued at its purchase price of $30.

Since the date of our inception, Mr. Finkelstein has advanced loans to us in the sum of $14,500. These funds were applied to start-up expenses and operating capital. The loans did not bear any interest and were evidenced by unsecured promissory notes. The loans were repaid during the month of July, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

One (1) Form 8-K was filed on June 24, 2002, with the Securities and Exchange Commission.

(b)	Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-72392 on February 27, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

      Exhibit No.     Document Description
      3.01		    Articles of Incorporation
      3.02		    Bylaws
      5.01 & 23.02    Opinion on Legality and Consent of Counsel
	5.02		    Supplemental Legal Letter
      23.01		    Consent of Auditor
      99.01           Subscription Agreement
	99.13		    Promissory Note
	99.14		    Promissory Note

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of September, 2002.

                                                      CORTEX SYSTEMS INC.
                                               		(Registrant)



									  /s/ Kenneth H. Finkelstein
					  				  --------------------------
					  				  By: Kenneth H. Finkelstein
					  				  President, Chief Financial Officer,
					  				  a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



Signature                       Title                          Date
------------                    -----                          ----

/s/ Kenneth H. Finkelstein 	  					   September 5, 2002
--------------------------      --------------------------     -----------------
Kenneth H. Finkelstein		  President, Chief Financial
					  Officer, a member of the
					  Board of Directors



/s/ Ingrid C. Friesen           					   September 5, 2002
---------------------           --------------------------	   -----------------
Ingrid C. Friesen                Secretary, Treasurer,
					   a member of the Board of
					   Directors