Form 10QSB
period 2002-09-30
CORTEX SYSTEMS INC
filed 2002-11-05
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

COMMISSION FILE NUMBER 333-72392
CORTEX SYSTEMS INC.
(Exact name of registrant as specified in its charter)
Nevada(State of other jurisdiction
      of incorporation or organization)
98-0353403
(IRS Employer Identification
      Number)

777 Royal Oak Drive
Suite 310
Victoria, British Columbia
Canada V8X 5K2
(Address of principal executive offices)
(250) 744-4230
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.0001; 5,762,300 shares outstanding as of November 4, 2002

CORTEX SYSTEMS INC.
(Development Stage Company)
BALANCE SHEETS
September 30, 2002 and June 30, 2002
(unaudited)

								Sep 30,			Jun 30
								2002			2002

ASSETS

	CURRENT ASSETS
		Cash						$16,638			73,772

		TOTAL ASSETS					$16,638			73,772


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
		Accounts payable-related party			$    44			34,474
		-Note 4
		Total Current Liabilities 			$    44			34,474

STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock
		100,000,000 shares authorized, at $0.0001
		par value; 5,762,300 shares issued and
		outstanding on September 30, 2002		    576		     	    576
	Capital in excess of par value				 76,244		      	 76,244
	Accumulated deficit during development stage 		(60,226)		(37,522)
		Total Stockholders' Equity 			(16,594)		 39,298

	Total Stockholders' Equity 				$16,638			 73,772



The accompanying notes are an integral part of these financial statements.

CORTEX SYSTEMS INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001, and the
Period July 6, 2001 (Date of Inception) to September 30, 2002
(unaudited)

					Sep 30,		Sep 30,		Jul 6, 2001 to
					2002		2001		Sep 30, 2002



REVENUES				$  175    	   -		$   289

EXPENSES				22,879		 590		 60,515



NET LOSS 				(22,704)	(590)		(60,226)

NET LOSS PER COMMON SHARE

	Basic				$  (.01)	   -		$  (.01)


AVERAGE NUMBER OF COMMON STOCK
 OUTSTANDING SHARES
					5,762,300	5,000,000	5,762,300




The accompanying notes are an integral part of these financial statements.

CORTEX SYSTEMS INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2002, and the
Period July 6, 2001 (Date of Inception) to June 30, 2002
(unaudited)

									Capital in
					         Common Stock		Excess of       	Accumulated
					Shares	               Amount	Par Value       	Deficit

Balance July 6, 2001			    -			 $  -		$  -		$  -

Issuance of common shares for cash
and website at $0.0001
- July 6, 2001 - note 4			5,000,000            $    500	         90		   -

Issuance of common shares for cash	  762,300		   76	     76,154		   -
at $.10 -  May, 2002 - note 4

Net operating loss for the period
July 6, 2001 to June 30, 2002	    	    -			    -	 	 -		(37,522)

Balance June 30, 2002			5,762,300	   	  576	     76,244		(37,522)

Net operating loss for the period 	    -			    -		 -		(22,704)
June 30, 2002 to Sep 30, 2002

Balance Sep 30, 2002			5,762,300	   	  576	     76,244		(60,226)




The accompanying notes are an integral part of these financial statements.

CORTEX SYSTEMS INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2002 and 2001, and the
Period July 6, 2001 (Date of Inception) to September 30, 2002
(unaudited)

							Sep 30,		Sep 30,		Jul 6, 2001 to
							2002		2001		Sep 30, 2002

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Loss 						$(22,704)	(590)		(60,226)
Adjustments to reconcile net loss to
  net cash provided by operating activities:

  	Changes in accounts payable			 (34,430)	   -   		     44
  	Issuance of capital stock for expenses	   	      -		  90   	             90

Net Cash Flow Used in Operations 			 (57,134)	 500   		 (60,092)

CASH FLOWS FROM INVESTING ACTIVITIES			      -     	   -	       	      -

CASH FLOWS FROM  FINANCING ACTIVITIES

Proceeds from issuance of common stock			      -		 500 		  76,730


Net Change in Cash 					 (57,134)	   -    	  16,638

Cash at Beginning of Period 				  73,772	   -		       -

Cash at End of Period 					  16,638	   -	 	  16,638

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of common shares for web sites			       -	$  90		  $   90


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(unaudited)

BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2002. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. Actual results may differ materially depending on a variety of factors.

Financial Condition, Liquidity and Capital Resources

Since inception on July 6, 2001, the purpose of our Company has been to establish and operate memory assessment clinics in selected North American locations. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On May 17, 2002, we completed our public offering by raising $76,230. We sold 762,300 shares of our common stock at an offering price of ten cents per share.

At September 30, 2002, we had negative working capital of $(60,226) compared to negative working capital of $(37,522) at June 30, 2002. This change is primarily the result of payment of professional expenses.

At September 30, 2002, our Company had total assets of $16,638 consisting of cash, which compares with our Company's total assets at June 30, 2002, of $73,772. This change is primarily the result of payment of professional expenses and payment of related party loan.

At September 30, 2002, our Company's total liabilities were $44.
Our total liabilities at June 30, 2002, were $34,474. This decrease reflects payments of accounts payable.

Our Company has not had revenues since inception. We do not currently have sufficient capital to implement our business plan and commence operations. Until the Company commences business operations, it expects to survive primarily with funding from sales of its securities and, if possible, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we may satisfy our cash requirements until January, 2003, and will have to raise additional cash thereafter. We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $22,704 for the three months ending
September 30, 2002. The principal component of the loss was professional expenses. Operating expenses for the three months ending September 30, 2002, were $22,879 compared to operating expenses of $60,226 for the 12 month period ending June 30, 2002.

                        PART II - OTHER INFORMATION

Item 5.  Other Information

     We intend to declare a stock dividend of six shares for each one share outstanding. It is intended that the record date of this forward stock split will be November 5, 2002, the payment date will be November 12, 2002, and the effective date will be November 13, 2002.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cortex Systems Inc.

November 4, 2002                   /s/ Kenneth H. Finkelstein
                                   ---------------------------
                                   Kenneth H. Finkelstein,
				   President, Chief Financial
				   Officer, Principal Accounting
				   Officer, a member of the
 				   Board of Directors




November 4, 2002                   /s/ Ingrid C. Friesen
                                   ---------------------------
                                   Ingrid C. Friesen,
				   Secretary, Treasurer,
				   a member of the Board of
				   Directors