Form 10QSB
period 2002-12-31
CORTEX SYSTEMS INC
filed 2003-02-03
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

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

Common stock, par value $.0001; 34,573,800 shares outstanding as of January 31, 2003.

                      CORTEX SYSTEMS INC.
                  (Development Stage Company)
                         BALANCE SHEETS
                          (Unaudited)
              December 31, 2002, and June 30, 2002


                                        Dec 31,        Jun 30,
                                        2002           2002

ASSETS

     CURRENT ASSETS
          Cash                          $3,960              73,772

          TOTAL ASSETS                  $3,960              73,772


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
          Accounts payable              $   -               34,474

          Total Current Liabilities     $   -               34,474

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock
        100,000,000 shares authorized,
	at $0.0001
        par value; 34,573,800 shares
	issued and outstanding             3457                3457
     Capital in excess of par value      73,363              73,363
     Accumulated deficit during
	development stage           	(72,860)       	    (37,522)
     Total Stockholders' Equity      	  3,960              39,298

     Total Stockholders' Equity          $3,960             $73,772



The accompanying notes are an integral part of these financial statements.

                      CORTEX SYSTEMS INC.
                  (Development Stage Company)
                    STATEMENT OF OPERATIONS
                          (Unaudited)
For the Three and Six Months Ended December 31, 2002, and 2001, and the Period July 6, 2001 (Date of Inception) to December 31, 2002


                    Three Months Ended       Six Months Ended
                         December 31            December 31      July 6, 2001 to
                      2002         2001     2002       2001      Dec 31, 2002


REVENUES               120            -      295       -             409

EXPENSES            12,753         1,137  35,633       2,996      73,269



NET LOSS            (12,633)      (1,137) (35,338)     (2,996)    (72,860)

NET LOSS PER
COMMON SHARE

     Basic          $             $         $             $           $


AVERAGE NUMBER
OF COMMON STOCK
OUTSTANDING
SHARES
		34,573,800	30,000,000 34,573,800 30,000,000  34,573,800



The accompanying notes are an integral part of these financial statements.

                      CORTEX SYSTEMS INC.
                  (Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited)
          For the Six Months Ended December 31, 2002,
and the Period July 6, 2001 (Date of Inception) to December 31, 2002

					   		Capital in
  			   Common Stock	   		Excess of	Accumulated
			Shares	      Amount   		Par Value	Deficit

Balance July 6, 2001	  -	     $    -	   	$  -		$-

Issuance of common shares
for cash and website
- July 6, 2001	   	30,000,000   $  3000    	  2410		 -

Issuance of common
shares for cash          4,573,800       457         	75,773           -
- May, 2002

Net operating loss for
the period July 6, 2001
to June 30, 2002                -          -               -    	(37,522)


Balance June 30, 2002   34,573,800      3457         73,363     	(37,522)


Net operating loss for
the six month period
June 30, 2002 to
Dec 31, 2002			-          -              -    		(35,338)


Balance Dec 31, 2002    34,573,800      3457         73,363 		(72,860)


The accompanying notes are an integral part of these financial statements.

                      CORTEX SYSTEMS INC.
                  (Development Stage Company)
                    STATEMENT OF CASH FLOWS
                          (Unaudited)
For the Three and Six Months Ended December 31, 2002, and 2001, and the Period July 6, 2001 (Date of Inception) to December 31, 2002


                         Three Months Ended       Six Months Ended
                            December 31             December 31 	July 6, 2001 to
			2002		2001	2002	     2001	Dec 31, 2002

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Loss               (12,633)       (1,137)   (35,338)    (2,996)     (72,860)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

  Changes in accounts
   payable                 (44)      	  -     (34,474)      2406           -
  Issuance of capital
   stock for expenses        -            -           -         90           90

Net Cash Flow Used
  in Operations        (12,677)    	  -     (69,812)      (500)     (72,770)

CASH FLOWS FROM
 INVESTING ACTIVITIES        -            -           -          -            -

CASH FLOWS FROM
 FINANCING ACTIVITIES        -            -           -          -            -

Proceeds from issuance
 of common stock             -          500           -        500       76,730

Net Change in Cash     (12,677)     	  -    	(69,812)         -        3,960

Cash at Beginning of
  Period        	16,638            -      73,772          -            -

Cash at End of Period    3,960            -       3,960          -        3,960

NON CASH FLOWS FROM
OPERATING ACTIVITIES

Issuance of common
 shares for web sites        -            -           -     	90           90



The accompanying notes are an integral part of these financial statements.

                      CORTEX SYSTEMS INC.
                 (A Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS, DECEMBER 31, 2002
                          (Unaudited)

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 6, 2001,with authorized common capital stock of 100,000,000 shares with a par value of $0.0001. The Company was organized for the purpose of establishing memory assessment clinics and acquiring and marketing websites that willfunction to provide services and information via the Internet.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2002, the Company had a net operating loss available for carry forward of $72,860. The tax benefit of approximately $24,858 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2023.

Basic Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Amortization of Web Site

Costs of preliminary development and post-implementation of the websites are expensed as incurred and costs of application and development are capitalized and amortized over the useful life of the web site or expensed if there is an impairment in value.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISITION OF WEB SITES

During July, 2001, the Company acquired two web sites and domain names, "thememorycentre.com", and "cortex-systems.com" from a related party, by the issuance of common shares of the Company which were recorded at the cost to the predecessor. The web sites are in the preliminary development stage and therefore the costs have been expensed. Costs of application and development will be capitalized and amortized over their useful lives or expensed if there is an impairment in value.

4.  RELATED PARTY TRANSACTIONS

Officer-director's have acquired 86.8% of the common stock issued.

5. GOING CONCERN

The accompanying financial statements have been prepared with the presumption that the Company will continue as a going concern. However, the Company did not achieve its objective of raising the maximum amount of its public offering and does not currently have sufficient working capital to implement its business plan. Thus, continuation of the Company as a going concern will depend upon the Company securing additional working capital. To ensure that the Company may continue operations, Company management is attempting to secure additional working capital through private placement equity funding and/or debt financing which will enable the Company to operate through the current fiscal year.

6.   CAPITAL STOCK

Since its inception, the Company completed private placement offerings of 30,000,000 common shares, post-split, to its' officers and directors for $500. On March 11, 2002, the Securities and Exchange Commission declared our
Form SB-2 Registration Statement effective. The Company then proceeded to offer for sale a maximum of 12,000,000 common shares, post-split, at $.10 per share. On May 17, 2002, the Company's offering was closed.
4,573,800 shares, post-split, had been sold for $76,230. On November 5, 2002, (the "Record Date") the Company declared a six-for-one forward stock split. This report has been prepared showing post-split shares from inception.

7.   FINANCIAL RISK

The Company operates its cash accounts with one commercial bank located in Victoria, British Columbia, Canada. This account includes a business checking account denominated in U.S. dollars.


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

Operating results for the six month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

On May 17, 2002, we completed our public offering by raising $76,230. We sold 4,573,800 shares, post-split, of our common stock at an offering price of ten cents per share.

On November 5, 2002, we declared a stock dividend of five additional shares for each one share outstanding.

At December 31, 2002, we had negative working capital of $(72,860) compared to negative working capital of $(37,522) at June 30, 2002. This change is primarily the result of payment of expenses related to professional fees and corporate administration.

At December 31, 2002, our Company had total assets of $3,960 consisting of cash, which compares with our Company's total assets at June 30, 2002, of $73,772 consisting of cash. This change is primarily the result of expenses related to professional fees, corporate administration, and repayment of a related party loan.

At December 31, 2002, our Company's total liabilities were $-0-. Our total liabilities at June 30, 2002, were $34,474. This decrease reflects payments of accounts payable.

Our Company has not had revenues since inception. We do not currently have sufficient capital to implement our business plan and commence operations. We expect to survive primarily with funding from sales of our securities and, if possible, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we may satisfy our cash requirements until April, 2003, and will have to raise additional cash thereafter. We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $12,633 for the six months ending December 31, 2002. The principal component of the loss was professional expenses. Operating expenses for the six months ending December 31, 2002, were $35,633 compared to operating expenses of $2,996 in the comparable six month period ending December 31, 2001; the increase in expenses being primarily the result of professional fees and corporate administration expense.


                  PART II - OTHER INFORMATION

Item 5.  Other Information

With reference to numbered paragraph 1 of Item 6, hereafter, the share purchase agreement was terminated with the consent of all parties thereto on January 15, 2003.

Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

1. Form 8-K report filed November 26, 2002, setting forth details regarding the Company's forward stock split.

2. Form 8-K report filed December 6, 2002, listing as exhibits the share purchase executed between the Company's majority shareholders and a third party; Company press release dated November 27, 2002; and Company press release dated December 6, 2002.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						CORTEX SYSTEMS INC.
                              			(Registrant)

January 31, 2003				BY:/s/ Kenneth H. Finkelstein
                                                ----------------------------
						Kenneth H. Finkelstein,
         					President, Chief Financial
          					Officer, Principal Accounting
						Officer, a member of the Board of Directors