Form 10QSB
period 2003-03-31
CORTEX SYSTEMS INC
filed 2003-05-06
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10QSB
      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
      OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

COMMISSION FILE NUMBER 333-72392
CORTEX SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

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

Common stock, par value $.0001; 34,573,800 shares outstanding as of May 6, 2003.

 CORTEX SYSTEMS INC.
                    (Development Stage Company)
                         BALANCE SHEETS
                          (Unaudited)
               March 31, 2003, and June 30, 2002


							  Mar 31,     Jun 30,
							    2003        2002

ASSETS

     CURRENT ASSETS
          Cash						    $510           73,772

          TOTAL ASSETS					    $510           73,772


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
          Accounts payable				    $2,000         34,474
          related party-see Note 4
          Total Current Liabilities			    $2,000         34,474

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock
        100,000,000 shares authorized, at $0.0001
	par value; 34,573,800 shares issued and outstanding   3457	     3457
     Capital in excess of par value			    73,363	   73,363
     Accumulated deficit during development stage	   (78,310)	  (37,522)
     Total Stockholders' Deficit			     (1490)        39,298

     Total Stockholders' Equity				   $   510       $73,772




The accompanying notes are an integral part of these financial statements.

                      CORTEX SYSTEMS INC.
                  (Development Stage Company)
                    STATEMENT OF OPERATIONS
                          (Unaudited)
      For the Nine Months Ended March 31, 2003, and 2002,
and the Period July 6, 2001 (Date of Inception) to March 31, 2003

                        Nine Months             July 6, 2001
                    Mar 31,      Mar 31,       	to Mar 31,
                    2003         2002           2003


REVENUES              295          -                    409

EXPENSES              41,083      23,954             78,719



NET LOSS             (40,788)    (23,954)           (78,310)

NET LOSS PER
COMMON SHARE

     Basic           $   -        $   -


AVERAGE NUMBER
OF COMMON STOCK
OUTSTANDING
SHARES
                    34,573,800       30,000,000




The accompanying notes are an integral part of these financial statements.

                           CORTEX SYSTEMS INC.
                       (Development Stage Company)
                         STATEMENT OF CASH FLOWS
                               (Unaudited)
           For the Nine Months Ended March 31, 2003, and 2002,
    and the Period July 6, 2001 (Date of Inception) to March 31, 2003

                                          Nine Months Ended
  					Mar 31         Mar 31       	July 6, 2001 to
 					2003           2002       	Mar 31, 2003

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Loss                  		(40,788)           (23,954)      	(78,310)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

  Changes in accounts
   payable                      	(32,474)            20,665                2,000
  Issuance of capital
   stock for expenses			- 			90                   90

Net Cash Flow Used
  in Operations				(73,262)            (3,199)       	(76,220)

CASH FLOWS FROM
 INVESTING ACTIVITIES
					-                    -                     -
CASH FLOWS FROM
 FINANCING ACTIVITIES

Proceeds from note payable		-		    14,500		   -

Proceeds from issuance
 of common stock			-                      500            	76,730

Net Change in Cash              	(77,262)            11,801                 510

Cash at Beginning of
  Period				 73,772              -                     -

Cash at End of Period 			    510             11,801                 510

NON CASH FLOWS FROM
OPERATING ACTIVITIES
 Issuance of common
 shares for web sites                    -             		90                  90


The accompanying notes are an integral part of these financial statements.

                      CORTEX SYSTEMS INC.
                 (a Development Stage Company)
         NOTES TO FINANCIAL STATEMENTS, MARCH 31, 2003
                          (Unaudited)

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

Income Taxes

On March 31, 2003, the Company had a net operating loss available for carry forward of $78,310. The tax benefit of approximately $23,493 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2023.

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

3.  ACQUISITION OF WEB SITES

During July, 2001, the Company acquired two web sites and domain names, "thememorycentre.com", and "cortex-systems.com" from a related party, by the issuance of common shares of the Company which were recorded at the cost to the predecessor. The web sites have not been fully developed and remain in the preliminary development stage; therefore the costs have been expensed. Costs of application and development will be capitalized and amortized over their useful lives or expensed if there is an impairment in value.

4.  RELATED PARTY TRANSACTIONS

Officer-director's have acquired 86.8% of the common stock issued. A related party has made a demand non-interest bearing loan to the Company of $2,000.

5. GOING CONCERN

The accompanying financial statements have been prepared with the presumption that the Company will continue as a going concern. However, the Company did not achieve its objective of raising the maximum amount of its public offering, does not currently have sufficient working capital to implement its business plan, its' cash reserves have been depleted, and operating expenses are currently funded from related party loans. Thus, continuation of the Company as a going concern will depend upon the Company securing additional working capital. To allow for the Company to continue operations, Company management is attempting to secure additional working capital through private placement equity funding which will enable the Company to continue as a going concern.

6.   CAPITAL STOCK

Since its inception, the Company completed private placement offerings of 30,000,000 common shares, post-split, to its' officers and directors for $590. On March 11, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. The Company then proceeded to offer for sale a maximum of 12,000,000 common shares, post-split, at $.10 per share. On May 17, 2002, the Company's offering was closed. 4,573,800 shares, post-split, had been sold for $76,230. On November 5, 2002, (the "Record Date") the Company declared a six-for-one forward stock split. This report has been prepared showing post-split shares from inception.

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

Operating results for the nine month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

At March 31, 2003, we had negative working capital of $(78,310) compared to negative working capital of $(37,522) at June 30, 2002. This change is primarily the result of payment of expenses related to professional fees and corporate administration.

At March 31, 2003, our Company had total assets of $510 consisting of cash, which compares with our Company's total assets at June 30, 2002, of $73,772 consisting of cash. This change is primarily the result of expenses related to professional fees, corporate administration, and repayment of a related party loan.

At March 31, 2003, our Company's total liabilities were $2,000. This sum represents a related party loan. Our total liabilities at June 30, 2002, were $34,474. This decrease reflects payments of accounts payable.

Our Company has not had revenues since inception. We do not have sufficient capital to implement our business plan nor to commence operations. We believe that our survival is dependent upon securing funding through private placement equity funding.

We have depleted our cash reserves. Currently, expenses are paid through shareholder loans to the Company. We anticipate that shareholder loans will pay for operating expenses through June, 2003. We cannot guarantee availability of shareholder loans in the future.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $40,788 for the nine months ending March 31, 2003. The principal component of the loss was professional expenses. Operating expenses for the nine months ending March 31, 2003, were $41,083 compared to operating expenses of $23,954 in the comparable nine month period ending
March 31, 2002; the increase in expenses being primarily the result of professional fees and corporate administration expense.


Item 3. Controls and Procedures

a.   Evaluation of disclosure controls and procedures.

     The Company's chief executive officer/chief financial officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

b.   Changes in internal controls.

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

1.  Form 8-K report filed January 21, 2003, advising that on January
15, 2003, the share purchase agreement executed between the Company's majority shareholders and a third party was terminated with consent of all parties thereto.

2. Exhibits: 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CORTEX SYSTEMS INC.
                                     (Registrant)

May 6, 2003                        BY:/s/ Kenneth H. Finkelstein
                                   ----------------------------
                              Kenneth H. Finkelstein,
                              President, Chief Financial
                              Officer, Principal Accounting
                              Officer, a member of the Board of Directors

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  AND PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

     I, Kenneth H. Finkelstein, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Cortex Systems, Inc., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 6, 2003        By: /S/ Kenneth H. Finkelstein
                             Kenneth H. Finkelstein
                             President, Chief Financial
               		     Officer, Principal Accounting
               		     Officer, a member of the Board of Directors