Form 10KSB
period 2003-06-30
BGR CORP
filed 2003-09-26
CIK 1160598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended June 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Transition Period from __________ to __________

                        Commission File Number 000-26887

                                 BGR Corporation
                 (Name of small business issuer in its charter)

          Nevada                                       98-0353403
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

7263 E. San Alfredo Drive, Scottsdale, AZ                85258
(Address of principal executive offices)               (Zip code)

                    Issuer's telephone number: (480) 596-4014

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Title of each class                 Name of each exchange on which registered

           Securities Registered Pursuant to Section 12(g) of the Act:

                                     COMMON
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $2,625

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $.515

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 4, 2003. 34,573,800 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I.........................................................................3
   ITEM 1.  BUSINESS...........................................................3
   ITEM 2.  DESCRIPTION OF PROPERTY............................................6
   ITEM 3.  LEGAL PROCEEDINGS..................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6

PART II........................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........7
   ITEM 7.  FINANCIAL STATEMENTS...............................................8
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...........................................9

PART III.......................................................................9
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................9
   ITEM 10. EXECUTIVE COMPENSATION............................................10
   ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.....11
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................12
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................12

SIGNATURES....................................................................13

                           FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about the Company's financial condition, and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, BGR Corporation's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, ability to identify and merge with an operating entity, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the public company.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW AND HISTORY

     The Company was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation.

     Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation's partner, Global Restaurant Development Company, is a professional restaurant designer, franchiser, and restaurant management company where principles have extensive experience in the industry.

     Global provides the following services:

        a.) Complete Design and Lay-out of stores b.) National rollout program c.) National marketing and public relations program d.) Franchise sales program e.) Project management f.) Real Estate g.) Architecture h.) Construction and Construction management i.) New franchisee training program j.) Complete operations department k.) Website development

     The Company is currently in discussions with several companies operating in the fast casual food industry. It is the Company's intention to acquire these companies as subsidiaries. With partner Global Restaurant Development Company, the Company expects to aggressively rollout nationally the fast casual food restaurant concepts within the coming year.

SUBSIDIARIES

     The Company currently has no subsidiaries.

PROPRIETARY RIGHTS

     The Company currently does not possess trademarks, patents, or copyrights, in relation to their products and services. Policing unauthorized use of the Company's proprietary and other intellectual property rights could, while currently unlikely, could entail significant expenses. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that certain aspects of its processes or features violates a patent they hold. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

     The Company's officers and directors are currently the only employees as of September 2003. The employees are currently not represented by a collective bargaining agreement, and the Company believes that relations with its employees are good. There are no known problems or issues regarding any former employees, officers, or directors.

RISK FACTORS

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

LIMITED OPERATING HISTORY

     The Company was incorporated on July 6, 2001, with a principal business objective of developing the companies that it had interests in with a view towards enhancing their value as potential take-over targets or through taking them public. It had a limited operating history on which to base an evaluation for businesses and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in evolving markets. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the products and services provided, the acceptance of the products and services, the ability to attract and retain a suitable user base, rapid technological change and the management of growth. In view of the Company's business model and its limited operating history, it is believed that period-to-period comparisons of the operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

UNPREDICTABILITY  OF  FUTURE  REVENUES;   POTENTIAL  FLUCTUATIONS  IN  QUARTERLY
OPERATING RESULTS; SEASONALITY

     As a result of the Company's limited operating history, it is unable to accurately forecast future revenues, if any. The Company anticipates that it may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside its control. Factors that may adversely affect the quarterly operating results include (i) the ability to attract a new business model; (ii) the ability to upgrade and develop its systems and infrastructure; and (iii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure.

     Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

     The Company's performance is substantially dependent on the services and on the performance of its officers and directors. The Company's performance also depends on its ability to attract, hire, retain, and motivate its officers and key employees. The loss of the services of any of the executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company has not entered into long-term employment agreements with any of its key personnel and currently has no "Key Man" life insurance policies. The Company's future success may also depend on it ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing, and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

ESTABLISHMENT OF AN OPERATING ENTITY

     The Company believes that establishing and maintaining an operating entity is a critical aspect of the Company's business model. The Company has not yet developed an operating entity and if it fails to do so it could have a material adverse impact on its business. Promotion and enhancement of this entity will depend largely on the success of this entity in providing high quality services or products, which cannot be assured. If users do not perceive the Company's future products or services to be comprehensive and of high quality, or if the Company introduces new features, or enters into new business ventures that are not favorably received by the public, the Company will risk diluting the value of its operating entity. If the Company fails to provide high quality services or product, or otherwise to promote and maintain a service or product, or if the Company incurs excessive expenses in an attempt to improve services or product, or promote and maintain a service or product, future results of operations and financial condition could be materially and adversely affected.

GROWTH STRATEGY IMPLEMENTATION; ABILITY TO MANAGE GROWTH

     The Company anticipates that significant expansion will be required to address the Company's business plan and shareholder value. The Company's expansion is expected to place a significant strain on its management, operational and financial resources. To manage any material growth of the Company's operations and personnel, the Company may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage its employee base. There can be no assurance that the Company's planned personnel, financing, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, its business, prospects, financial condition, and results of operations may be materially adversely affected.

POSSIBLE FUTURE ISSUANCE OF COMMON STOCK

          The Company is authorized to issue up to 100,000,000 Shares of Common Stock. Presently, there are 34,573,800 shares of Common Stock issued and outstanding. Additional issuances of Common Stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of Common Stock will increase outstanding shares and further dilute stockholders' interests. Because the Company's Common Stock is currently subject to the existing rules on penny stocks, the market liquidity for and value of its securities can be severely adversely affected.

ITEM 2.  PROPERTIES.

     Corporate headquarters are located at 7263 E. San Alfredo Drive, Scottsdale, AZ 85258. The dimension of the new office space is approximately 200 square feet. The space is at no charge to the Company and is provided by a related party. The Company does not have any additional facilities, nor are there proposed programs for the renovation, improvement, or development of the properties currently being utilized.

ITEM 3. LEGAL PROCEEDINGS.

The Company was not subject to, in the years 2002 and 2003, nor are we currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is currently traded on the OTC Bulletin Board under the stock ticker symbol "BGRR." The following sets forth the high and low bid quotations for the Common Stock for the year. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

                                                             HIGH           LOW
                                                             ----           ---
     2003
     For the period (July 1, 2002 to June 30, 2003)         $2.00           $.08

     During the year ended June 30, 2003, there were no shares of preferred stock issued, or outstanding, and the Company did not offer stock options to its employees.

     There are approximately 30,000,000 shares of restricted common Stock of the Company of which most of these restricted shares are less than two years old and can only be sold under Rule 144 under the Securities Act of 1933, as amended.

     There is currently a common equity that is being or is proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of the issuer's common equity.

HOLDERS

     As of September 4, 2003, the Company had approximately 59 stockholders of record.

DIVIDEND POLICY

     The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation.

     Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation's partner, Global Restaurant Development Company, is a professional restaurant designer, franchiser, and restaurant management company where principles have extensive experience in the industry.

     The Company is currently in negotiations with several restaurant chains that fall into the fast-casual restaurant concept. One such concept is a restaurant chain that specializes in quality hand made ice cream treats, old-fashioned hamburgers, french fries and hand breaded onion rings. Each restaurant is designed to purvey a feeling of an old-fashioned neighborhood "burger joint" or malt shop. There distinctive "over the rim" extra thick shakes, made in dozens of flavors, have made the brand famous and set it apart from competitors.

     Another concept the Company is currently in negotiations with serves up noodles. Their menu has a mixture of Asian, Italian, American, and Mexican influences in made-to-order noodle dishes. The entrees range from about $6 to $9, and salads and appetizers are sold as well. The made-to-order noodle dishes are served in a fast-casual concept that is a step up from fast food, with softer lighting, open kitchens and eye-pleasing design touches. This fast-casual concept has sold 39 franchises and has 25 more in negotiations.

REVENUES

     The Company had revenues of $2,625 and $68 for the years ended June 30, 2003 and 2002 respectively.

G & A EXPENSES

     Operating expenses totaled $39,353 and $37,522 for the years ended June 30, 2003 and 2002, respectively.

NET LOSS

     The Company incurred a net loss in the amount of $39,353, for the year ended June 30, 2003. This represents an increase of $1,831 over the net loss for the prior year 2002 of $37,522.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a cash outflow of $61,602 from continuing operations during the year ended June 30, 2003, as compared to a net of $17,488 during the year ended June 30, 2002. The Company did not purchase assets with cash during the year ended June 30, 2003.

     The Company received no cash proceeds from the issuance of common stock for equity investments in the Company during the year ended June 30, 2003 and 2002.

CASH NEEDS FOR THE NEXT TWELVE MONTHS

     For the year 2003, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 12 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 12 months, there is a potential going concern issue.

     The Company cannot give assurance that it can generate the cash it needs for the next 12 months. There may be a shortfall in cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                                 PAGE
                                                                 ----

Independent Auditors' Report                                  F-1 to F-2
Balance Sheet                                                     F-3
Statements of Operations                                          F-4
Statement of Stockholders' Equity                                 F-5
Statements of Cash Flows                                          F-6
Footnotes                                                     F-7 to F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
BGR Corporation


We have audited the balance sheet of BGR Corporation (a Development Stage Company), as of June 30, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of BGR Corporation as of June 30, 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
September 24, 2003

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

/s/ Andersen Andersen and Strong

Salt Lake City, Utah
September 25, 2003

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET AS OF JUNE 30, 2003


ASSETS

CURRENT ASSETS                                                         $     --

                                                                       --------
TOTAL ASSETS                                                                 --
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                     $     25

                                                                       --------
TOTAL LIABILITIES                                                            25
                                                                       --------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 34,573,800 shares issued and outstanding                   3,457
  Additional paid-in capital                                             73,393
  Deficit accumulated during the development stage                      (76,875)
                                                                       --------
      Total stockholders' deficit                                           (25)

                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     --
                                                                       ========

                   The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                              JULY 6, 2001        JULY 6, 2001
                                            FOR THE             (DATE OF            (DATE OF
                                          YEAR ENDED          INCEPTION) TO       INCEPTION) TO
                                         JUNE 30, 2003        JUNE 30, 2002       JUNE 30, 2003
                                         -------------        -------------       -------------
INCOME                                    $      2,625        $         68        $      2,693
                                          ------------        ------------        ------------

COSTS AND EXPENSES:
  General and administrative expense            41,978              37,590              79,568
                                          ------------        ------------        ------------
      Total                                     41,978              37,590              79,568
                                          ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS                  (39,353)            (37,522)            (76,875)

INCOME TAXES                                        --                  --                  --
                                          ------------        ------------        ------------
NET INCOME (LOSS)                         $    (39,353)       $    (37,522)       $    (76,875)
                                          ============        ============        ============

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                   $          *        $          *        $          *
                                          ============        ============        ============
  Diluted                                 $          *        $          *        $          *
                                          ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)            34,573,800          30,860,729          32,687,502
                                          ============        ============        ============

* - less than $0.01 per share

                   The Accompanying Notes are an Integral Part
                           of the Financial Statement

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD JULY 6, 2001 (INCEPTION) TO JUNE 30, 2003

                                        COMMON STOCK          ADDITIONAL
                                     --------------------      PAID-IN    ACCUMULATED
                                     SHARES        AMOUNT      CAPITAL      DEFICIT         TOTAL
                                     ------        ------      -------      -------         -----
Common Shares issued for cash      34,573,800      $3,457      $73,393      $     --       $ 76,850

Net loss for the period from
inception to June 30, 2002                 --          --           --       (37,522)       (37,522)
                                   ----------      ------      -------      --------       --------

BALANCE JUNE 30, 2002              34,573,800       3,457       73,393       (37,522)        39,328
                                   ----------      ------      -------      --------       --------
Net loss for the year ended
 June 30, 2003                             --          --           --       (39,353)       (39,353)
                                   ----------      ------      -------      --------       --------

BALANCE JUNE 30, 2003              34,573,800      $3,457      $73,393      $(76,875)      $    (25)
                                   ==========      ======      =======      ========       ========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                        PERIOD FROM           PERIOD FROM
                                                                        JULY 6, 2001          JULY 6, 2001
                                                                     (DATE OF INCEPTION)   (DATE OF INCEPTION)
                                                       YEAR ENDED            TO                    TO
                                                      JUNE 30, 2003     JUNE 30, 2002         JUNE 30, 2003
                                                      -------------     -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                           $(39,353)         $(37,522)             $(76,875)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consderation for services                            90                    90
    Write-off of Loan from Shareholder                    (2,330)                                 (2,330)
  Changes in assets and liabilities:
    Accounts payable and accrued liabilities             (19,919)           19,944                    25
                                                        --------          --------              --------
       Net cash used in operating activities             (61,602)          (17,488)              (79,090)
                                                        --------          --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from shareholder                 (12,170)               --               (12,170)
  Proceeds from advances from shareholder                     --            14,500                14,500
  Common stock issued for cash                                --            76,760                76,760
                                                        --------          --------              --------
       Net cash used in financing activities             (12,170)           91,260                79,090
                                                        --------          --------              --------

INCREASE (DECEASE) IN CASH AND EQUIVALENTS               (73,772)           73,772                    --

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 73,772                --                    --
                                                        --------          --------              --------

CASH AND EQUIVALENTS, END OF PERIOD                     $     --          $ 73,772              $     --
                                                        ========          ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $     --          $     --              $     --
                                                        ========          ========              ========
  Income taxes paid                                     $     --          $     --              $     --
                                                        ========          ========              ========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003

1. ORGANIZATION AND BASIS OF PRESENTATION

BGR Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001. The Company is a development stage enterprise with a fiscal year ending June 30. The Company was formerly named Cortex Systems, Inc. The Company intends to develop and franchise casual dining restaurants. The Company is seeking to acquire assets within this industry and has begun negotiations with at least one target. To date, the Company has had no revenues associated with these activities.

The Company's ownership includes an interest of approximately 87% owned by Iceberg Food Systems Corp.

The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include seeking an operating entity with which to merge. Even if successful, a merger may not result in cash flow sufficient to finance the continued expansion of a business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As mentioned above, the Company intends to seek a merger candidate and has identified at least one possible candidate. However, the Company has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of June 30, 2003.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) Per Common Share - Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company has a simple capital structure and therefore there is no presentation for diluted loss per share.

Recently Issued Accounting Pronouncements -

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED JUNE 30, 2003 (CONT.)

asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED JUNE 30, 2003 (CONT.)

3. INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended June 30, 2003 consist of the following:


     Current tax provision (benefit)          $(5,900)
     Deferred tax provision (benefit)           5,900
                                              -------

     Total income tax provision (benefit)     $     0
                                              =======

There were no material temporary book/tax differences for the period ended June 30, 2003. There was a deferred tax asset of $11,850 at June 30, 2003, relating to net operating loss carryforwards of approximately $79,000. The deferred income tax asset is fully offset by a valuation allowance. The valuation allowance was increased by $5,900 in the year ended June 30, 2003. The net operating loss carryforwards begin to expire in 2021.

4. CAPITAL STOCK

The Company  declared a 6 for 1 stock split during the year ended June 30, 2003.
The  number  of  shares  presented  in  these  financial   statements  has  been
retroactively restated for all periods to reflect this stock split.

5. RELATED PARTY TRANSACTIONS

The Company's former officers, directors and majority shareholders made advances to the Company in order for the Company to pay its operating expenses. During the year ended June 30, 2003, the Company repaid $12,170 of the advances. One of these individuals forgave the balance due to him of $2,330 during the year ended June 30, 2003.

At June 30, 2003, the Company utilized office space provided by one of its officers and directors at no charge to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 22, 2003 the Company filed a Change in Registrant's Certifying Account with the SEC. The Company has no disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages and positions of the Company's directors and executive officers are as follows:

          Name                   Age              Position
          ----                   ---              --------
     Jerry Brown                  66          President & Director
     Edward C. Heisler            37          Secretary
     Colin Campbell               44          Treasurer
     George Krotonsky             31          Director
     Alan Smith                   52          Director
     Gordon J. Sales              66          Director

FAMILY RELATIONSHIPS

     There are no family relationships between the Company's directors and executive officers.

WORK EXPERIENCE

JERRY BROWN, PRESIDENT, Mr. Brown is a CPA with over 30 years of financial and administrative management experience with a large law firm in Salt Lake City, Utah, where he held the position of Director of Finance and Administration. He has experience in banking relations, property management and employee benefits in addition to his extensive experience in accounting, business management and taxation.

EDWARD C. HEISLER, SECRETARY, Mr. Heisler, who holds a Bachelor of Science Degree in Business Management, has held several executive positions with various public companies. He brings with him a strong knowledge, not only in business management, but also in corporate filings and compliance.

COLIN CAMPBELL, TREASURER, Dr. Campbell, who holds a Doctorate of Business Administration, a Masters Degree in Business Administration, and a Bachelor of Arts Degree in Economics, is the president and founder of Campbell and Company Financial Group Inc. Campbell and Company Financial Group Inc. is an accounting firm specializing in providing account services for those in the food service industry.

GEORGE KROTONSKY, DIRECTOR, Mr. Krotonsky is a founding member of Global Restaurant Development Company and has over fifteen years experience in the restaurant and franchise industries including over six years with Brinker International. He brings extensive experience in restaurant operations and training, menu and recipe development, financial budgeting, facility design, restaurant layouts and workflow designs.

ALAN SMITH, OUTSIDE DIRECTOR, Mr. Smith, who holds both a Bachelor and Masters Degrees and has served as an officer and director for many public companies, has provided audit, accounting, finance and administrative consulting services to a wide range of privately owned and public companies through his wholly-owned company Avid Management Corporation.

GORDON J. SALES, OUTSIDE DIRECTOR, is the president and CEO of Crystal Graphite Corporation. In addition, his past experiences have included several executive positions with various public companies. Mr. Sales brings a high level of operating management and marketing skills, and will provide BGR Corporation with a wealth of experience as an outside director.

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE LAST FIVE YEARS

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)  No  director,   officer,   significant  employee  or  consultant  has  been
permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The Company does not have employment agreements with its executive officers. They have yet to determine the appropriate terms needed for the creation of employment agreements for its officers. There has been no discussion with any of the Company's officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. The Company plans to have these agreements completed by the beginning of the next year. They have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of the current executive officers have been drawing salaries since they were appointed to their positions.

                           Summary Compensation Table

                                   Annual Compensation             Long-Term Compensation
                               ----------------------------    ----------------------------------
                                                     Other
                                                     Annual    Restricted   Securities              All Other
   Name and                                         Compensa     Stock      Underlying    LTIP      Compensa
Principal Position       Year  Salary($)  Bonus($)   tion($)    Awards($)   Options(#)  Payouts($)   tion($)
------------------       ----  ---------  --------   -------    ---------   ----------  ----------   -------
Jerry Brown              2003     0          0         0                0        0          0          0
President

Edward C. Heisler        2003     0          0         0                0        0          0          0
Secretary

Colin Campbell           2003     0          0         0                0        0          0          0
Treasurer

Ingrid C. Friesen        2003     0          0         0      $14,375,000        0          0          0
Former Secretary &
Treasurer

Kenneth H. Finkelstein   2003     0          0         0      $14,375,000        0          0          0
Former President

DIRECTORS' COMPENSATION

     The Company has no formal or informal arrangements or agreements to compensate its directors for services they provide as directors of the Company.

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

     Since incorporation, the Company has not paid compensation to its officers. The Company does not have employment agreements with any of its current officers, directors of employees. Any future compensation to be paid to these individuals will be determined by the Board of Directors, and employment agreements will be executed.

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

     The Company, as of September 2003, does not have an existing or proposed option/SAR grants. In September of 2003 the Company offered stock options to its employees through a Qualified Stock Option Plan that reserved 1,000,000 shares for the plan. The Company did issue 125,000 shares to consultants under the plan.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of June 30, 2003 certain information regarding the beneficial ownership of our common stock by:

     1. Each person who is known by us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

                    Name and Address           Amount and Nature of
Title of Class     of Beneficial Owner          Beneficial Owner      %of Class
--------------     -------------------          ----------------      ---------
Common Stock   Iceberg Food Systems Corp           16,410,000
               Scottsdale, AZ                        > 5%                47%

Common Stock   Advantage Nevada Corporation         1,903,000
               Allison Park, PA                      > 5%               5.5%

Common Stock   Alexis Group LLC (Jerry Brown)       1,350,000
               Scottsdale, AZ                        Officer              4%

Common Stock   Edward C. Heisler                    1,445,000
               Scottsdale, AZ                        Officer              4%

Common Stock   Colin Campbell                         500,000
               Chandler, AZ                          Officer              1%

Common Stock   Alan Smith                             500,000
               Edinburgh,  Scotland                  Director             1%

Common Stock   Gordon Sales                           500,000
               Vancouver, B.C.                       Director             1%

Common Stock   All Directors and Officers           4,295,000            12%

NON-VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The Company has not issued any non-voting securities.

OPTIONS, WARRANTS AND RIGHTS

     The Company has no options, warrants and rights outstanding

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jerry Brown, Company President, Edward C. Heisler, Company Secretary, and Colin Campbell, Company Treasurer, are officers of Iceberg Food Systems Corp. Iceberg Food Systems Corp is the beneficial owner of 47% of the Company's current outstanding common stock.

     The Company's former officers, directors and majority shareholders made advances to the Company in order for the Company to pay its operating expenses. During the year ended June 30, 2003, the Company repaid $12,170 of the advances. One of these individuals forgave the balance due to him of $2,330 during the year ended June 30, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                 Name and/or Identification of Exhibit
--------------                 -------------------------------------
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002 Exhibit

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002

    32.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

    32.2 Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

Date Filed                Items Disclosed in Report on Form 8-K and 8-K/A
----------                -----------------------------------------------
11/26/2002     Item 5 - Other Events

12/06/2002     Item 5 - Other Events

01/21/2003     Item 5 - Other Events

07/02/2003     Item 1 - Changes in Control of Registrant
               Item 5- Other Events

08/22/2003     Item 4 - Change in Registrant's Certifying Account
               Item 5 - Other Events

09/10/2003     Item 5 - Other Events

09/12/2003     Item 4 - Change in Registrant's Certifying Account

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BGR Corporation
                                  (Registrant)

     Signature                       Title                            Date
     ---------                       -----                            ----

/s/ Colin Campbell           Chief Financial Officer          September 25, 2003
-----------------------
Colin Campbell

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                            Date
     ---------                       -----                            ----

/s/ Jerry Brown              President                        September 25, 2003
-----------------------
Jerry Brown

/s/ Edward C. Heisler        Secretary                        September 25, 2003
-----------------------
Edward C. Heisler

/s/ Colin Campbell           Treasurer                        September 25, 2003
-----------------------
Colin Campbell