Form 10QSB
period 2003-09-30
BGR CORP
filed 2003-11-14
CIK 1160598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____ to _______

                       Commission file number: 000-26887


                                 BGR Corporation
             (exact name of registrant as specified in its charter)


          Nevada                                           98-0353403
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


  7263 E. San Alfredo, Scottsdale, AZ                         85258
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (480) 596-4014

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, as of November 12, 2003:
22,013,800.

                                 BGR CORPORATION
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

        Balance Sheet as of September 30, 2003 (Unaudited)                   1

        Statements of Operations (Unaudited)                                 2

        Statements of Cash Flows Unaudited)                                  3

        Notes to Financial Statements (Unaudited)                           4-6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis                                9-11

Item 3 Controls and Procedures                                               11

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                     11
Item 2 Changes in Securities                                                 11
Item 3 Defaults Upon Senior Securities                                       11
Item 4 Submission of Matters to a Vote of Security Holders                   11
Item 5 Other Information                                                     11
Item 6 Exhibits and Reports on Form 8-K                                      12

Signatures                                                                   13

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
               BALANCE SHEET AS OF SEPTEMBER 30, 2003 (UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash                                                                $     702
  Prepaid expenses                                                       24,963
  Advance to affiliate                                                    1,000
                                                                      ---------
TOTAL ASSETS                                                          $  26,665
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                    $   4,534

                                                                      ---------
TOTAL LIABILITIES                                                         4,534
                                                                      ---------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.0001 par value, 25,000,000 shares
     authorized, 34,973,800 shares issued and outstanding                 3,497
  Additional paid-in capital                                            228,319
  Deficit accumulated during the development stage                     (209,685)
                                                                      ---------
      Total stockholders' deficit                                        22,131

                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  26,665
                                                                      =========

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                          FOR THE             FOR THE           JULY 6, 2001
                                        THREE MONTHS        THREE MONTHS         (DATE OF
                                           ENDED               ENDED           INCEPTION) TO
                                        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                           2003                2002                2003
                                       ------------         -----------        ------------
INCOME                                 $         --         $       175        $      2,693
                                       ------------         -----------        ------------
COSTS AND EXPENSES:
  General and administrative expense        132,810              22,879             212,378
                                       ------------         -----------        ------------
      Total                                  32,810              22,879             212,378
                                       ------------         -----------        ------------

INCOME (LOSS) FROM OPERATIONS              (132,810)            (22,704)           (209,685)

INCOME TAXES                                     --                  --                  --
                                       ------------         -----------        ------------
NET INCOME (LOSS)                      $   (132,810)        $   (22,704)       $   (209,685)
                                       ============         ===========        ============
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                $          *         $         *        $      (0.01)
                                       ============         ===========        ============
  Diluted                              $          *         $         *        $      (0.01)
                                       ============         ===========        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)         34,625,974          34,573,800          32,906,055
                                       ============         ===========        ============

* - less than $0.01 per share

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               PERIOD FROM
                                                             FOR THE           FOR THE         JULY 6, 2001
                                                           THREE MONTHS      THREE MONTHS       (DATE OF
                                                              ENDED             ENDED         INCEPTION) TO
                                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                              2003              2002              2003
                                                          ------------       -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                               $(132,810)        $ (22,704)        $(209,685)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Common stock issued as consderation for services           99,966                --           100,056
    Write-off of Loan from Shareholder                             --            (2,330)
  Changes in assets and liabilities:
    Prepaid expenses                                          (24,963)          (24,963)
    Accounts payable and accrued liabilities                    4,509           (34,430)            4,509
                                                            ---------         ---------         ---------
       Net cash used in operating activities                  (53,298)          (57,134)         (132,413)
                                                            ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to affiliate                                        (1,000)               --            (1,000)
                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from shareholder                           --                --           (12,170)
  Proceeds from advances from shareholder                          --                --            14,500
  Common stock issued for cash                                 55,000                --           131,785
                                                            ---------         ---------         ---------
                                                               55,000                --           134,115
                                                            ---------         ---------         ---------

INCREASE IN CASH AND EQUIVALENTS                                  702           (57,134)            1,702

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          --            73,772                --
                                                            ---------         ---------         ---------

CASH AND EQUIVALENTS, END OF PERIOD                         $     702         $  16,638         $     702
                                                            =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                             $      --         $      --         $      --
                                                            =========         =========         =========
  Income taxes paid                                         $      --         $      --         $      --
                                                            =========         =========         =========

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003


1. ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED SEPTEMBER 30, 2003 (CONT.)


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

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

   In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED SEPTEMBER 30, 2003 (CONT.)

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

3. CAPITAL STOCK

   The Company declared a 6 for 1 stock split during the year ended June 30, 2003. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

   During the three months ended September 30, 2003, the Company sold 125,000 shares of its common stock for $55,000. Also during the three months ended September 30, 2003, the Company granted 275,000 shares of its common stock to consultants as consideration for services rendered. The shares were valued at the trading price of the common shares aggregating to $99,966.

4. SUBSEQUENT EVENTS

   Subsequent to September 30, 2003, the Company entered into an agreement to acquire all of the outstanding voting shares of Deville, Inc., a developer of "LUCKY LOU'S" restaurants, offering to the public steaks, hamburgers, sandwiches, pasta, beverages, including alcohol, french fries and other limited-menu casual food restaurant items. The terms of the purchase agreement, require the issuance of 1,000,000 of the Company's common shares and a note payable for $400,000. The terms also call for an ongoing payment to the seller based on royalty revenues generated from "LUCKY LOU'S" restaurants.

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect its assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of the Company's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, its actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, The availability of a suitable merger candidate, the acceptance of the Company's or services when they have been identified, its ability to raise capital in the future, and the retention of key employees.

There may be other risks and circumstances that the Company may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

GENERAL

The Company was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation.

Along with the name change, came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation is currently developing a team of principles that have extensive experience in the industry that consist of professional restaurant designers, franchisers, and professionals in restaurant management.

PLAN OF OPERATION

On October 7th of this year, the Company entered into an agreement with Iceberg Food Systems Corp. As per the agreement, the Company acquired a controlling interest of all the issued and outstanding shares of Iceberg Food Systems Corp. In exchange the Company will provide up to one million one hundred and thirty thousand dollars that Iceberg Food Systems Corp is currently seeking for the acquisition of a fast-casual restaurant concept. As part of the agreement, Iceberg Food Systems Corp cancelled fifteen million five hundred and thirty-five thousand shares of BGR Corporation common stock that was controlled by Iceberg Food Systems Corp.

On November 1st of this year, the Company acquired Deville, Inc. and its Lucky Lou's concept. Lucky Lou's is a new fast casual restaurant concept with its first restaurant opening in January of 2004. Current plans are to open four more within the next fourteen months. Lucky Lou's will sport a Las Vegas style decor with polished concrete floors, dark wood, an open horseshoe bar, plenty of televisions for viewing sporting events, a comfortable sound system for music, and a beautiful roulette wheel behind the bar that will provide a bustling atmosphere for all to enjoy. In addition, an open kitchen along the back end of the bar will allow the customer to see the quality that goes into preparing each and every meal. Their quality menu will consist of hand-cut steaks, homemade soups, fresh sandwiches, burgers, and onion rings, cut and battered fresh daily. Dr. Collin Campbell, CFO for BGR Corporation, is a controlling share holder of Deville, Inc.

On November 4th of this year the Company acquired Fathom Business Systems. Fathom Business Systems is a company specializing in restaurant point of sales equipment. This equipment is designed for the restaurant staff in mind and is very user friendly. In addition, the equipment can easily be networked so all receipts can be monitored from one central location. Fathom generates additional revenue by providing its customers with the supplies and service needed for the equipment.

In addition to the acquisitions, the Company has appointed several new members as officers and to the Board of Directors who have substantial backgrounds in the restaurant and franchise industry. They include Dr. Colin Campbell as CFO. Dr. Campbell is the founder and President of Campbell and Company Financial Group Inc., an accounting and financial consulting firm in Scottsdale, Arizona. He has spent years in developing business plans, structuring business financial operations, administering budgets and carrying out all aspects of accounting and audits for a broad range of clients. His firms' primary emphasis has become corporate turn arounds with a special focus on clients in the restaurant and bar business.

Dr. Campbell was formerly an Institutional Bond trader with Prudential Bache Securities and is currently an adjunct professor of finance and accounting at the University of Phoenix.

Dr. Campbell has a Bachelor of Arts Degree in Economics from the University of Calgary, a Masters of Business Administration from the University of Miami (FL.) and a Doctorate of Business Administration from California Coast University.

Appointed to the Board of Directors was Louis Lukens and James M. Medeiros. Mr. Lukens has over twenty years experience in the restaurant and franchise industries. Over fourteen years with Carlson Restaurants Worldwide Inc. Carlson Restaurants is an 875 Million dollar company with over 700 restaurants worldwide including Pick-up Stix and casual restaurant giant TGI Fridays. Mr. Lukens has extensive experience in restaurant operations and training, menu development, financial budgeting, facility design, restaurant layouts, workflow design, and inventory control. Areas of special expertise include building operating systems, team building, and management. Mr. Lukens has been a driving force in the restaurant and bar industry in the Phoenix metro area for the past twenty years.

Mr. Medeiros has over twenty-five years experience in the restaurant industry. He has work in many capacities including general manager, bar manager, assistant manager, and corporate trainer for restaurant chains Pizza Hut, Roy's Restaurants, and Huggo's Restaurant to name a few. Mr. Medeiros is the founder and president of Fathom Business Systems. Fathom Business Systems sells equipment for the restaurant industry.

The Company had no revenue for the three months ending September 30, 2003.

Total general and administrative operating expenses for the three months ending September 30, 2003 were $132,810. This increase from the prior quarter was due to a significant increase in consulting fees, which were primarily paid through the issuance of the Company's common stock..

The Company recorded a net loss for the three months ending September 30, 2003 of $132,810.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a cash outflow of $53,298 from continuing operations during the three months ending September 30, 2003, as compared to a net of $22,704 during the three months ending September 30, 2002. The Company did not purchase assets with cash during the three months ending September 30, 2003.

The Company received cash proceeds of $55,000 from the issuance of common stock during the three months ended September 30, 2003. The Company will continue to attempt to raise additional equity capital to fund the operations of the businesses it has recently acquired.

GOING CONCERN

For the next three months, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next 3 months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next 3 months, there is a potential going concern issue.

The Company cannot give assurance that it can generate the cash it needs for the next 3 months. There may be a shortfall in cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

The Registrants principal executive officer, Jerry Brown, and principal financial officer, Dr. Colin Campbell, after reviewing and evaluating Registrant's disclosure controls and procedures within 90 days prior to the filing of this report have concluded that the Registrant's disclosures and procedures contained no significant deficiencies or material weakness. There have been no significant changes in internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                        Name and/or Identification of Exhibit
------                        -------------------------------------
31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Date Filed          Items Disclosed in Report on Form 8-K and 8-K/A
----------          -----------------------------------------------
07/02/2003     Item 1 - Changes in Control of Registrant
               Item 5-  Other Events

08/22/2003     Item 4 - Change in Registrant's Certifying Account
               Item 5 - Other Events
               Item 7 - Financial Statements and Exhibits

09/10/2003     Item 5 - Other Events

09/12/2003     Item 4 - Change in Registrant's Certifying Account

11/04/2003     Item 2 - Acquisition or Disposition of Assets
               Item 5 - Other Events
               Item 6 - Resignation of Registrant's Directors
               Item 7 - Financial Statements and Exhibits

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

                                 BGR Corporation
                                  (Registrant)

     Signature                           Title                       Date
     ---------                           -----                       ----

/s/ Colin Campbell               Chief Financial Officer       November 13, 2003
----------------------------
Colin Campbell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                       Date
     ---------                           -----                       ----

/s/ Jerry Brown                  President                     November 13, 2003
----------------------------
Jerry Brown


/s/ Edward C. Heisler            Secretary                     November 13, 2003
----------------------------
Edward C. Heisler


/s/ Colin Campbell               Treasurer                     November 13, 2003
----------------------------
Colin Campbell