Form 10QSB
period 2003-12-31
BGR CORP
filed 2004-02-17
CIK 1160598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, as of February 4, 2004:
22,013,800.

                                 BGR CORPORATION
                  FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2003

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet as of December 31, 2003 (Unaudited)                              1

Statements of Operations (Unaudited) for the three and six
months ended December 31, 2003 and 2002                                        2

Statements of Cash Flows (Unaudited) for the six
months ended December 31, 2003 and 2002                                        3

Notes to Financial Statements (Unaudited)                                      4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 Management's Discussion and Analysis                                    7

Item 3 Controls and Procedures                                                11

PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                      11

Item 2 Changes in Securities                                                  11

Item 3 Defaults Upon Senior Securities                                        11

Item 4 Submission of Matters to a Vote of Security Holders                    11

Item 5 Other Information                                                      11

Item 6 Exhibits and Reports on Form 8-K                                       12

Signatures                                                                    13

ITEM 1. FINANCIAL STATEMENTS

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                              $       159
  Accounts receivable                                                     7,926
  Prepaid expenses                                                       24,963
  Advance to affiliate                                                    1,000
                                                                    -----------
    Total current assets                                                 34,048

INTANGIBLE ASSETS (from business acquisitions)                          920,350

                                                                    -----------
TOTAL ASSETS                                                        $   954,398
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                  $    54,669
  Note payable - current portion                                    $    90,925
  Advances from affiliate                                                20,059
                                                                    -----------
    Total current liabilities                                           165,653

NOTES PAYABLE - long term portion                                     1,388,880

                                                                    -----------
TOTAL LIABILITIES                                                     1,554,533
                                                                    -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.0001 par value, 25,000,000 shares
     authorized, 22,013,800 shares issued and outstanding                 2,201
  Additional paid-in capital                                          1,002,116
  Treasury stock                                                     (1,130,000)
  Deficit accumulated during the development stage                     (474,452)
                                                                    -----------
    Total stockholders' deficit                                        (600,135)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   954,398
                                                                    ===========

               See accompanying notes to the financial statements.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE         FOR THE        FOR THE        FOR THE
                                         THREE           THREE           SIX            SIX         JULY 6, 2001
                                         MONTHS          MONTHS          MONTHS         MONTHS        (DATE OF
                                         ENDED           ENDED           ENDED          ENDED       INCEPTION) TO
                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                          2003           2002            2003           2002            2003
                                      -----------     -----------     -----------    -----------     -----------
INCOME                                $     8,407     $       120     $     8,407    $       295     $    11,100

COST OF GOODS SOLD                          4,975              --           4,975             --           4,975
                                      -----------     -----------     -----------    -----------     -----------
     Gross profit                           3,432             120           3,432            295           6,125

COSTS AND EXPENSES:
  Personnel costs                           9,765              --           9,765             --           9,765
  General and administrative expense      258,434          12,753         391,244         35,633         470,812
                                      -----------     -----------     -----------    -----------     -----------
     Total                                268,199          12,753         401,009         35,633         480,577
                                      -----------     -----------     -----------    -----------     -----------

INCOME (LOSS) FROM OPERATIONS            (264,767)        (12,633)       (397,577)       (35,338)       (474,452)

INCOME TAXES                                   --              --              --
                                      -----------     -----------     -----------    -----------     -----------
NET INCOME (LOSS)                     $  (264,767)    $   (12,633)    $  (397,577)   $   (35,338)    $  (474,452)
                                      ===========     ===========     ===========    ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
  Basic                               $     (0.01)    $         *     $     (0.01)   $         *     $     (0.01)
                                      ===========     ===========     ===========    ===========     ===========
  Diluted                             $     (0.01)    $         *     $     (0.01)   $         *     $     (0.01)
                                      ===========     ===========     ===========    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)        21,557,527      34,573,800      27,934,157     34,573,800      33,261,226
                                      ===========     ===========     ===========    ===========     ===========

* - less than $0.01 per share

               See accompanying notes to the financial statements.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   PERIOD FROM
                                                                     FOR THE         FOR THE        JULY 6, 2001
                                                                   SIX MONTHS      SIX MONTHS   (DATE OF INCEPTION)
                                                                      ENDED           ENDED             TO
                                                                   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                      2003            2002             2003
                                                                   -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                       $  (397,577)    $   (35,338)     $  (474,452)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consderation for services                   347,466              --          347,581
    Write-off of Loan from Shareholder                                      --              --           (2,330)
  Changes in assets and liabilities (net of business acquisition):
    Accounts receivable                                                  2,307              --            2,307
    Inventories                                                         13,567              --           13,567
    Prepaid expenses                                                   (24,963)             --          (24,963)
    Accounts payable and accrued liabilities                           (18,319)        (34,474)         (18,319)
                                                                   -----------     -----------      -----------
       Net cash used in operating activities                           (77,519)        (69,812)        (156,609)
                                                                   -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business combination                                  3,619              --            3,619
  Advances to affiliate                                                 (1,000)             --           (1,000)
                                                                   -----------     -----------      -----------
                                                                         2,619              --            2,619
                                                                   -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from shareholder                                    --              --          (12,170)
  Proceeds from advances from shareholder                               20,059              --           34,559
  Common stock issued for cash                                          55,000              --          131,760
                                                                   -----------     -----------      -----------
                                                                        75,059              --          154,149
                                                                   -----------     -----------      -----------

INCREASE IN CASH AND EQUIVALENTS                                           159         (69,812)             159

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   --          73,772               --
                                                                   -----------     -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                                $       159     $     3,960      $       159
                                                                   ===========     ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $        --     $        --      $        --
                                                                   ===========     ===========      ===========
  Income taxes paid                                                $        --     $        --      $        --
                                                                   ===========     ===========      ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note payable issue to acquire business                           $   349,805     $        --      $   349,805
                                                                   ===========     ===========      ===========
  Common stock issued to acquire businesses                        $   525,000     $        --      $   525,000
                                                                   ===========     ===========      ===========
  Common stock issued to acquire treasury stock                    $ 1,130,000     $        --      $ 1,130,000
                                                                   ===========     ===========      ===========

               See accompanying notes to the financial statements.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2003


1. ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

   BGR Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001. The Company is a development stage enterprise with a fiscal year ending June 30. The Company was formerly named Cortex Systems, Inc. The Company intends to develop and franchise casual dining restaurants. The Company is seeking to acquire assets within this industry and has acquired the rights to at least one concept. To date, the Company has had no revenues associated with these activities.

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

   During the three months ended September 30, 2003, the Company sold 125,000 shares of its common stock for $55,000. In connection with this sale of common stock, the Company also granted 137,500 warrants to acquire the Company's common stock at $0.50 per share.

   Also during the three months ended September 30, 2003, the Company granted 275,000 shares of its common stock to consultants as consideration for services rendered. The shares were valued at the trading price of the common shares aggregating to $99,966.

   Additionally, during the three months ended December 31, 2003, the Company granted 675,000 shares of its common stock to consultants as consideration for services rendered. The shares were valued at the trading price of the common shares aggregating to $247,500.

   The Company reacquired 15,535,000 shares of its common stock in the three month period ended December 31, 2003. The Company entered into an agreement to acquire all of the outstanding shares of "ICEBERG FOOD SYSTEMS,CORP." ("IFSC"). IFSC was owned by a former officer and director of the Company. The only holdings of IFSC were 30,000,000 shares of the Company's common stock. As part of the agreement, IFSC distributed 14,465,000 shares of the Company's common stock to its shareholder. IFSC then became a wholly owned subsidiary of the Company with its only holdings being the remaining 15,535,000 shares of the Company's common stock. Effectively, the transaction was an acquisition of treasury stock by the Company. In exchange, the Company would assume a commitment to raise capital and develop the Iceberg Drive-In concept. The rights to develop that concept were previously held by IFSC. The Company is to assist IFSC in providing up to $1,130,000. The Company has accounted for this transaction as an acquisition of treasury stock through the issuance of a note payable of $1,130,000.

   In conjunction with the transactions discussed in Note 4, the Company issued an aggregate of 1,750,000 shares of its common stock.

4. BUSINESS ACQUISITIONS

   In the three month period ended December 31, 2003, the Company entered into an agreement to acquire all of the outstanding voting shares of Deville, Inc., a developer of "LUCKY LOU'S" restaurants, offering to the public steaks, hamburgers, sandwiches, pasta, beverages, including alcohol, french fries and other limited-menu casual food restaurant items. The terms of the purchase agreement, require the issuance of 1,000,000 of the Company's common shares and a note payable with a face amount of $400,000. The note was discounted at 8% on the basis of its repayment terms resulting in a principal amount of $349,805. The terms also call for an ongoing payment to the seller based on royalty revenues generated from "LUCKY LOU'S" restaurants. The total purchase price of Deville was $649,805. There were no tangible assets or liabilities acquired in the purchase.

   Also in the three month period ended December 31, 2003, the Company entered into an agreement to acquire all of the outstanding voting shares of Fathom Business Systems, Inc. ("FBS"). FBS specializes in the sale, installation and service of restaurant `Point-of-Sale' equipment. FBS was a single employee business. The Company issued 750,000 shares of its common stock to acquire all of the outstanding shares of FBS. On the basis of the trading price of the Company's common stock at the time of the acquisition, the purchase price was $225,000. The purchase price was allocated as follows:


     Cash                               $   3,619
     Accounts receivable                   10,232
     Inventory                             13,567
     Accounts payable                     (72,963)
     Intangible assets                    270,545
                                        ---------
                                        $ 225,000
                                        =========

   All revenue recognized in the three months ended December 31, 2003 relate to services provided by the Fathom subsidiary.

   In connection with both of these acquisitions the Company is in the process of allocating the purchase price in excess of the tangible assets and liabilities acquired. It is probable that the amounts allocated to intangible assets will be reallocated among depreciated and non-depreciated assets.

5. NOTES PAYABLE

   The Company issued a note payable to the owner of Deville, Inc. in connection with the acquisition of that company. The note has a stated face value of $400,000 and stated interest rate of 8% per annum. The note is unsecured. The note calls for quarterly payments of $40,000 beginning on June 30, 2004. When the payment stream is discounted at 8%, the discounted principal balance of the note is $349,805.

   The Company issued a note payable in the amount of $1,130,000 in connection with the purchase of IFSC as described in Note 3. There are no repayment terms nor is there a stated interest rate.

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

PLAN OF OPERATION

On October 7th of 2003, the Company entered into an agreement with Iceberg Food Systems Corp. As per the agreement, the Company acquired a controlling interest of all the issued and outstanding shares of Iceberg Food Systems Corp. In exchange the Company will provide up to one million one hundred and thirty thousand dollars that Iceberg Food Systems Corp is currently seeking for the acquisition of a fast-casual restaurant concept. As part of the agreement, Iceberg Food Systems Corp cancelled fifteen million five hundred and thirty-five thousand shares of BGR Corporation common stock that was controlled by Iceberg Food Systems Corp.

On November 1st of 2003, the Company acquired Deville, Inc. and its Lucky Lou's concept. Lucky Lou's is a new fast casual restaurant concept with its first restaurant opening in March of 2004. Current plans are to open four more within the next fourteen months. Lucky Lou's will sport a Las Vegas style decor with polished concrete floors, dark wood, an open horseshoe bar, plenty of televisions for viewing sporting events, a comfortable sound system for music, and a beautiful roulette wheel behind the bar that will provide a bustling atmosphere for all to enjoy. In addition, an open kitchen along the back end of the bar will allow the customer to see the quality that goes into preparing each and every meal. Their quality menu will consist of hand-cut steaks, homemade soups, fresh sandwiches, burgers, and onion rings, cut and battered fresh daily. Dr. Collin Campbell, CFO for BGR Corporation, is a controlling share holder of Deville, Inc. BGR Corporation looks to start selling franchises the summer of this year.

On November 4th of 2003 the Company acquired Fathom Business Systems. Fathom Business Systems is a company specializing in restaurant point of sales equipment. This equipment is designed for the restaurant staff in mind and is very user friendly. In addition, the equipment can easily be networked so all receipts can be monitored from one central location. Fathom generates additional revenue by providing its customers with the supplies and service needed for the equipment.

On January 20th of this year the Company contracted with American Restaurant Development Corporation (ARDC) to grow restaurant concepts into a fully viable franchise system and to expand each restaurant concepts nationwide. The management of ARDC has been active in franchising for the past nine years. They have opened or sold the rights to others to open over 1,000 units, generating over $400 million in cumulative sales. In doing so, they built a database of highly qualified franchisees and created systems and models to guide the franchises through the startup phase and ongoing processes. Realizing that this knowledge and contact base was a valuable resource for new and expanding franchise organizations ARDC set out to provide development services across multiple concepts simultaneously, versus one at a time by combining this proven dynamic sales engine with a scalable franchise development system. Built from ARDC`s managements prior success at franchise development, the idea of BGR Corporation is simply to grow several of restaurant concepts at the same time.

On February 2nd of this year the Company signed an Operating Agreement with AZTECA Wrap Foods, LLC. (AZTECA). AZTECA is the owner and operator of KoKopelli's Mexican Grill. KoKopelli's is a fast casual Mexican restaurant specializing in made-to-order burritos, tacos, and other Mexican favorites. Customers choose from freshly grilled chicken, steak, shrimp and fish and proceed down the ordering line while their order is being prepared in front of them. For those customers that are concerned about their health and waistline, KoKopelli's offers a "Heart Smart" menu and is currently looking to add an Atkins friendly menu as well. The Mexican fast-casual concept was brought to BGR Corporation by ARDC. As per the Agreement, BGR Corporation will establish a new company that is equally controlled by both parties of the Agreement and provide the monies needed to start the immediate sale of franchises through ARDC. AZTECA will provide exclusive rights of the KoKopelli name, trade marks, trade dress, operating system and recipes to the newly formed company.

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

The Company had revenue of $8,407 for the three months ending December 31, 2003. This revenue relates to services provided by the new Fathom business unit.

Total general and administrative operating expenses for the three months ending December 31, 2003 were $391,244. This increase from the prior quarter was due to a significant increase in consulting fees, which were primarily paid through the issuance of the Company's common stock..

The Company recorded a net loss for the three months ending December 31, 2003 of $397,577. This loss was primarily due to the expense related to the issuance of stock to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image. Without limiting the generality of the foregoing, Consultant will also assist the Company in developing, studying and evaluating acquisition proposals, prepare reports and studies thereon when advisable, and assist in matters of executive compensation and discussions pertaining thereof.

The Company has allocated the excess of the purchase price of Deville and Fathom over the amounts allocated to tangible assets acquired and liabilities assumed as intangible assets. The Company is in the process of analyzing that amount to determine what amounts are to be allocated to intangible assets that can be identified and recognized as assets apart from goodwill. Consequently, there will likely be a reallocation of the amount reported as intangible assets on the accompanying balance sheet as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a cash outflow of $77,519 from continuing operations during the six months ending December 31, 2003, as compared to a net of $69,812 during the six months ending December 31, 2002. The Company will need to provide Fathom with approximately $60,000 in the next quarter. These funds will be used to settle its current liabilities and for Fathom to accelerate its ramp up.

  The Company did not purchase assets with cash during the three months ending December 31, 2003. Although, the Company has assumed a note in the amount of $400,000 due to One Husker One Cane from Deville, Inc., a wholly owned subsidiary of BGR Corporation. It is the Company's intention to settle this note before the end of this year. In addition the Company has agreed to provide Iceberg Food Systems Corporation with $1,130,000 as per the agreement between the Company and Iceberg Food Systems Corporation. Due to changes in Iceberg Food Systems need for the $1,130,000, BGR Corporation and Iceberg Food Systems are currently discussing other alternatives in settling this commitment. The Company is currently seeking $1,000,000 through a Private Placement Memorandum. Several investors have shown interest and funds are expected to be available before the end of the Company's third quarter.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

Since September 19th, 2003 the Company has issued 775,000 shares of the Company's S-8 stock to various consultants. In addition, the Company has issued 2,525,000 shares of the Company's restricted common stock to various individuals including officers.

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
07/02/2003     Item 1 - Changes in Control of Registrant
               Item 5- Other Events

08/22/2003     Item 4 - Change in Registrant's Certifying Account
               Item 5 - Other Events

09/10/2003     Item 5 - Other Events

09/12/2003     Item 4 - Change in Registrant's Certifying Account

11/04/2003     Item 2 - Acquisition or Disposition of Assets
               Item 5 - Other Events
               Item 6 - Resignation of Registrant's Directors
               Item 7 - Financial Statements and Exhibit

01/06/2004     Item 5 - Other Events
               Item 6 - Resignation of Registrant's Directors

02/04/2004     Item 5 - Other Events
               Item 7 - Exhibit

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

                                 BGR Corporation
                                  (Registrant)

     Signature                    Title                             Date
     ---------                    -----                             ----

/s/ Colin Campbell              Chief Financial Officer        February 13, 2004
--------------------------
Colin Campbell

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                             Date
     ---------                    -----                             ----

/s/ Jerry Brown                 President                      February 13, 2004
--------------------------
Jerry Brown

/s/ Louis Lukens                Secretary                      February 13, 2004
--------------------------
Louis Lukens

/s/ Colin Campbell              Treasurer                      February 13, 2004
--------------------------
Colin Campbell