Form 10QSB
period 2004-03-31
BGR CORP
filed 2004-05-21
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act

    For the transition period from _____________ to _______________

                        Commission File Number 000-26887


                                 BGR CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Nevada                                             98-0353403
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                         5080 N. 40th Street, Suite 103
                                Phoenix, AZ 85018
                    (Address of principal executive offices)

                                 (480) 596-4014
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of May 19, 2004 was 31,838,351 shares of common stock, par value $.0001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                    PART I.
                             FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

     Consolidated Balance Sheet as of March 31, 2004 ......................   3

     Consolidated Statements of Operations for the Three and
      Nine Month Periods Ended March 31, 2004 and March 31, 2003 ..........   4

     Consolidated Statements of Cash Flows for the Nine month periods
      ended March 31, 2004 and March 31, 2003 .............................   5

     Notes to the Consolidated Financial Statements .......................   6

Item 2. Management's Discussion and Analysis ..............................  10

Item 3. Controls and Procedures ...........................................  15

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities .............................................  16

Item 6. Exhibits and Reports on Form 8-K ..................................  17

SIGNATURES ................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                              $     1,730
  Accounts receivable                                                     9,553
  Prepaid expenses                                                       24,963
  Advance to officer                                                      8,655
  Advance to affiliate                                                    1,315
                                                                    -----------
     Total current assets                                                46,216

FIXED ASSETS
  Computer Equipment, (net accumulated
   depreciation of $3,336)                                               13,002

INTANGIBLE ASSETS (from business acquisitions)                          270,545

ORGANIZATION COSTS, NET OF AMORITIZATION                                 11,870
                                                                    -----------
TOTAL ASSETS                                                        $   341,633
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable                                                  $   114,532
  Sales tax payable                                                      22,870
  Advances from shareholders                                              4,350
  Advances from affiliate                                                20,059
                                                                    -----------
     Total current liabilities                                          161,811

NOTES PAYABLE - long term portion                                     1,130,000
                                                                    -----------
TOTAL LIABILITIES                                                     1,291,811
                                                                    -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 24,203,800 shares issued and outstanding                   2,420
  Additional paid-in capital                                          1,339,172
  Treasury stock                                                     (1,130,000)
  Deficit accumulated during the development stage                   (1,161,770)
                                                                    -----------
     Total stockholders' deficit                                       (950,178)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   341,633
                                                                    ===========

               See accompanying notes to the financial statements.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         FOR THE         FOR THE         FOR THE         FOR THE
                                          THREE           THREE           NINE            NINE         JULY 6, 2001
                                          MONTHS          MONTHS          MONTHS          MONTHS         (DATE OF
                                          ENDED           ENDED           ENDED           ENDED        INCEPTION) TO
                                         MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                           2004            2003            2004            2003            2004
                                        ----------      ----------      -----------     ----------      -----------
INCOME                                  $   31,238      $       --      $    39,645     $      295      $    42,338

COST OF GOODS SOLD                          18,416              --           23,391             --           23,391
                                        ----------      ----------      -----------     ----------      -----------
     Gross profit                           12,822              --           16,254            295           18,947

COSTS AND EXPENSES:
  Personnel costs                               --              --            9,765             --            9,765
  General and administrative expense       700,140           5,450        1,091,384         41,083        1,170,952
                                        ----------      ----------      -----------     ----------      -----------
     Total                                 700,140           5,450        1,101,149         41,083        1,180,717
                                        ----------      ----------      -----------     ----------      -----------
INCOME (LOSS) FROM OPERATIONS             (687,318)         (5,450)      (1,084,895)       (40,788)      (1,161,770)

INCOME TAXES                                    --              --                                               --

                                        ----------      ----------      -----------     ----------      -----------
NET INCOME (LOSS)                       $ (687,318)     $   (5,450)     $(1,084,895)    $  (40,788)     $(1,161,770)
                                        ==========      ==========      ===========     ==========      ===========

NET INCOME (LOSS) PER COMMON SHARE
  Basic                                 $    (0.03)     $        *      $     (0.04)    $        *      $    (0.04)
                                        ==========      ==========      ===========     ==========      ===========
  Diluted                               $    (0.03)     $        *      $     (0.04)    $        *      $    (0.04)
                                        ==========      ==========      ===========     ==========      ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)        22,382,633      34,573,800       26,115,570     34,573,800       29,974,761
                                        ==========      ==========      ===========     ==========      ===========

* - less than $0.01 per share

               See accompanying notes to the financial statements.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       PERIOD FROM
                                                                    FOR THE           FOR THE         JULY 6, 2001
                                                                  NINE MONTHS       NINE MONTHS    (DATE OF INCEPTION)
                                                                     ENDED             ENDED                TO
                                                                    MARCH 31,         MARCH 31,          MARCH 31,
                                                                      2004              2003               2004
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                      $(1,084,895)      $   (40,788)      $(1,161,770)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amoritization                                       3,336             3,336
    Common stock issued as consideration for services                  949,742                --           949,832
    Write-off of Loan from Shareholder                                      --                --            (2,330)
  Changes in assets and liabilities (net of business acquisition):
    Accounts receivable                                                    679                --               679
    Inventories                                                         13,567                --            13,567
    Prepaid expenses                                                   (24,963)               --           (24,963)
    Start up costs, net amoritization                                  (11,870)          (11,870)
    Accounts payable and accrued liabilities                            64,414           (32,474)           64,439
                                                                   -----------       -----------       -----------
       Net cash used in operating activities                           (89,990)          (73,262)         (169,080)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business combination                                  3,619                --             3,619
  Purchase of computer equipment                                       (16,338)          (16,338)
  Advances to affiliate/officers                                        (9,970)               --            (9,970)
                                                                   -----------       -----------       -----------
                                                                       (22,689)               --           (22,689)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances/Repayment from shareholder                                    4,350                --            (7,820)
  Proceeds from advances from shareholder                               20,059                --            34,559
  Common stock issued for cash                                          90,000                --           166,760
                                                                   -----------       -----------       -----------
                                                                       114,409                --           193,499
                                                                   -----------       -----------       -----------

INCREASE IN CASH AND EQUIVALENTS                                         1,730           (73,262)            1,730

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   --            73,772                --
                                                                   -----------       -----------       -----------
CASH AND EQUIVALENTS, END OF PERIOD                                $     1,730       $       510       $     1,730
                                                                   ===========       ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $        --       $        --       $        --
                                                                   ===========       ===========       ===========
  Income taxes paid                                                $        --       $        --       $        --
                                                                   ===========       ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued to acquire businesses                        $   225,000       $        --       $   225,000
                                                                   ===========       ===========       ===========
  Common stock issued to acquire treasury stock                    $ 1,130,000       $        --       $ 1,130,000
                                                                   ===========       ===========       ===========

               See accompanying notes to the financial statements.

                                 BGR CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2004


1. ORGANIZATION AND BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

   During the three months ended March 31, 2004, the Company sold 140,000 shares of its common stock for $35,000.

   Also during the three months ended March 31, 2004, the Company granted 3,050,000 shares of its common stock to consultants as consideration for services rendered. The shares were valued at the trading price of the common shares aggregating to $602,275.

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

   In conjunction with the transactions discussed in Note 4, the Company issued an aggregate of 5,015,000 shares of its common stock.

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
                                         ---------
                                         $ 225,000
                                         =========

   All revenue recognized in the three months ended March 31, 2003 relate to services provided by the Fathom subsidiary.

   In connection with this acquisition, the Company is in the process of allocating the purchase price in excess of the tangible assets and liabilities acquired. It is probable that the amounts allocated to intangible assets will be reallocated among depreciated and non-depreciated assets.

   In the three month period ended December 31, 2003, the Company entered into an agreement to acquire all of the outstanding voting shares of Deville, Inc., a developer of "LUCKY LOU'S" restaurants. The terms of the purchase agreement, required the issuance of 1,000,000 of the Company's common shares and a note payable with a face amount of $400,000. The note was discounted at 8% on the basis of its repayment terms resulting in a principal amount of $349,805. The terms also called for an ongoing payment to the seller based on royalty revenues generated from "LUCKY LOU'S" restaurants. The total purchase price of Deville was $649,805. There were no tangible assets or liabilities acquired in the purchase. In the three month period ended March 31, 2004, the Company and Deville, Inc., agreed to rescind the transaction. Accordingly, the shares were returned to the Company, the note payable and the net assets of Deville were reverse and removed from the balance sheet at March 31, 2004.

5. NOTES PAYABLE

   The Company issued a note payable in the amount of $1,130,000 in connection with the purchase of IFSC as described in Note 3. There are no repayment terms nor is there a stated interest rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended March 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

Forward Looking Statements

     This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include, without limitation, (i) the effectiveness of operating initiatives and advertising and promotional efforts; (ii) the ongoing financial viability of our franchisees and licensees; (iii) adoption of new or changes in accounting policies and practices including pronouncements promulgated by standard setting bodies; (iv) changes in legislation and governmental regulation; (v) new product and concept development by us and/or our food industry competitors; (vi) changes in commodity, labor, and other operating costs; (vii) changes in competition in the food industry; (viii) publicity which may impact our business and/or industry; (ix) volatility of commodity costs; (x) increases in minimum wage and other operating costs; (xi) availability and cost of land and construction;
(xii) consumer preferences, spending patterns and demographic trends; (xiii) political or economic instability in local markets and changes in currency exchange and interest rates; (xiv) the impact that any widespread illness or general health concern may have on our business and/or the economy of the locations in which we operate; and (xv) the other risks and uncertainties set forth below under "Certain Risk Factors Affecting Our Business," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

     The Company was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. We were originally a development stage company that intended to establish memory clinics in several different locations in North America. We were unable to successfully execute this business plan. As a result, in July of 2003, we changed the Company's name to BGR Corporation, replaced or reconstituted the management and board of directors and changed our business focus. The Company's focus is now on acquiring new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the United States. On January 20, 2003, we entered into an agreement with American Restaurant Development Corporation, or ARDC, to grow restaurant concepts into a fully viable franchise system and to expand each restaurant concepts nationwide. The controlling shareholder of ARDC is our largest shareholder. To date, we have formed four joint ventures with different restaurant concepts under this model.

     On November 4, 2003, we acquired Fathom Business Systems, or Fathom. Fathom is a company specializing in restaurant point of sales equipment. Fathom generates additional revenue by providing its customers with the supplies and service needed for the equipment.

     On February 2, 2004, we executed an agreement with AZTECA Wrap Foods, LLC, or AZTECA. AZTECA is the owner and operator of KoKopelli's Mexican Grill. KoKopelli's is a fast casual Mexican restaurant specializing in made-to-order Mexican-style food. Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by AZTECA. Additionally, we are required to provide the funding to initiate the franchising of KoKopelli's through ARDC. AZTECA will provide exclusive rights to the "KoKopelli" name, trade marks, trade dress, operating system and recipes.

     In April 2004, we entered into a shareholders agreement with Alexis Group, LLC, or ALEXIS. ALEXIS is the owner and operator of Pauli's Home of the SteakBurger. Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by ALEXIS. Additionally, we are required to provide the funding to initiate the franchising of Pauli's through ARDC. ALEXIS will provide exclusive rights to the "Pauli's" name, trade marks, trade dress, operating system and recipes.

     In April 2004, we executed a shareholders agreement with Brian Ruggiero, the owner and operator of Cousin Vinnie's Italian Diner. The Cousin Vinnie's concept was brought to BGR Corporation by American Restaurant Development Corporation ("ARDC"). Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by Ruggiero. Additionally, we are required to provide the funding to initiate the franchising of Cousin Vinnie's through ARDC. Ruggiero will provide exclusive rights to the "Cousin Vinnie's" name, trade marks, trade dress, operating system and recipes.

     In April 2004, the purchase agreement for us to acquire Deville, Inc. was mutually cancelled. The agreement called for us to pay $700,000 in stock and cash for the exclusive rights to the Lucky Lou's fast casual restaurant concept. Stock that had been issued per the agreement has been returned to the Company's treasury.

     On April 15, 2004, our Board of Directors approved a stock dividend for all shareholders of record as of May 15, 2004. Under he terms of the dividend distribution, for every three shares held by a shareholder they will receive one additional share. No fractional shares are to be issued.

Results of Operations

     The Company had revenue of $31,238 for the three months ending March 31, 2004. This revenue relates to services provided by the new Fathom business unit.

     Total general and administrative operating expenses for the three months ending March 31, 2004 were $700,140. This increase from the prior quarter was due to a significant increase in consulting fees, which were primarily paid through the issuance of the Company's common stock.

     The Company recorded a net loss for the three months ending March 31, 2004 of $687,318. This loss was primarily due to the expense related to the issuance of stock to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

     The Company has allocated the excess of the purchase price of Fathom over the amounts allocated to tangible assets acquired and liabilities assumed as intangible assets. The Company is in the process of analyzing that amount to determine what amounts are to be allocated to intangible assets that can be identified and recognized as assets apart from goodwill. Consequently, there will likely be a reallocation of the amount reported as intangible assets on the accompanying balance sheet as of March 31, 2004.

Liquidity and Capital Resources

     The Company experienced a cash outflow of $89,990 from continuing operations during the nine months ending March 31, 2004, as compared to a net of $73,262 during the nine months ending March 31, 2003. The Company will need to provide Fathom with approximately $60,000 in the next quarter. These funds will be used to settle its current liabilities and for Fathom to accelerate its ramp up.

     The Company did not purchase assets with cash during the three months ending March 31, 2004. Although, the Company has assumed a note in the amount of $400,000 due to One Husker One Cane from Deville, Inc., a wholly owned subsidiary of BGR Corporation. It is the Company's intention to settle this note before the end of this year. In addition the Company has agreed to provide Iceberg Food Systems Corporation with $1,130,000 as per the agreement between the Company and Iceberg Food Systems Corporation. Due to changes in Iceberg Food Systems need for the $1,130,000, BGR Corporation and Iceberg Food Systems are currently discussing other alternatives in settling this commitment. The Company will continue to attempt to raise additional equity capital to fund the operations of the businesses it has recently acquired.

Going Concern

     For the next three months, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next three months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next three months, there is a potential going concern issue.

     The Company cannot give assurance that it can generate the cash it needs for the next three months. There may be a shortfall in cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

Certain Risk Factors Affecting Our Business

     Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in the common stock.

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS NO ASSURANCE THAT OUR COMPANY WILL ACHIEVE PROFITABILITY. Until recently, we have had no significant operations with which to generate profits or greater liquidity. Although we have recently established joint ventures with various fast-casual dining restaurants in keeping with our proposed business model, we have not generated a meaningful amount of operating revenue and we have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

     *    lack of sufficient capital,

     * unanticipated problems, delays, and expenses relating to acquisitions of other businesses, concepts, or product development and implementation,

     *    licensing and marketing difficulties,

     *    competition, and

     *    uncertain market acceptance of our products and services.

     As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning potential acquisitions, capital investments, and future revenue, which are difficult to forecast accurately due to our company's current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Once we acquire new restaurant concepts, product development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

WE MAY NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain outside funding. We may require significant additional financing in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

WE WILL FACE A VARIETY OF RISKS ASSOCIATED WITH ESTABLISHING AND INTEGRATING NEW JOINT VENTURES. The growth and success of our company's business will depend to a great extent on our ability to find and attract appropriate restaurant concepts with which to form joint ventures in the future. We cannot provide assurance that we will be able to

     *    identity suitable restaurant concepts,

     *    form joint ventures on commercially acceptable terms,

     * effectively integrate the operations of any joint ventures with our existing operations,

     *    manage effectively the combined operations of the businesses,

     * achieve our operating and growth strategies with respect to the new joint ventures, or

     * reduce our overall selling, general, and administrative expenses associated with the new joint ventures.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we associate ourselves with in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our company's business, financial condition, and operating results.

WE DEPEND ON OUR CURRENT MANAGEMENT TEAM. Our company's success will depend to a large degree upon the skills of our current management team and advisors and upon our ability to identify, hire, and retain additional senior management, sales, marketing, technical, and financial personnel. We may not be able to retain our existing key personnel or to attract and retain additional key personnel. The loss of any of our current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our company's business. We do not have "key person" insurance on the lives of any of our management team.

OUR COMPANY MAY NOT BE ABLE TO MANAGE ITS GROWTH. We anticipate a period of significant growth. This growth could cause significant strain on our company's managerial, operational, financial, and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage effectively the growth of our company. Any failure to manage the proposed growth and expansion of our company could have a material adverse effect on our company's business.

THERE IS NO ASSURANCE THAT OUR FUTURE PRODUCTS AND SERVICES WILL BE ACCEPTED IN THE MARKETPLACE. Our products and services may not experience broad market acceptance. Any market acceptance for our company's products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, overall performance and user satisfaction may be affected by a variety of factors, many of which will be beyond our company's control. Our company's business, operating results, and financial condition would be materially and adversely affected if the market for our products and services fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if our products and services are not accepted by targeted customers even if a substantial market develops.

WE MAY FACE STIFF COMPETITION. There are existing companies that offer or have the ability to develop products and services that will compete with those that our company may offer in the future. These include large, well-recognized companies with substantial resources and established relationships in their respective industries. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services. Emerging companies also may develop and offer products and services that compete with those offered by our company.

OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES AS PROMULGATED UNDER THE EXCHANGE ACT. In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in our company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company's common stock to dispose of their shares.

ITEM 3. CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

     The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

     Items 1 and 3-5 are not applicable and have been omitted.

ITEM 2. CHANGES IN SECURITIES

     In February 2004, the Company sold 20,000 shares of its common stock, plus warrants to purchase 20,000 shares of its common stock at an exercise price of $0.50 per share for a total purchase price of $5,000 to each of Tom Beck, an individual and the Robert E. & Rosalie T. Dettle Living Trust DTD 2/29/80.

     In February 2004, the Company sold 100,000 shares of its common stock, plus warrants to purchase 100,000 shares of its common stock at an exercise price of $0.50 per share for a total purchase price of $25,000 to Venkata Kollipora.

     In March 2004, the Company issued 1,000,000 shares of its common stock to its President and Chief Executive Officer, Bradford Miller, as compensation for services. These shares were valued at $0.163 cents per share.

     The foregoing-described issuances of securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act as a transaction not involving a public offering. This exemption was available in connection with the issuances because (i) the shares were issued only to persons or parties who the Company believed were "accredited investors" within the meaning of Regulation D under that act; (ii) no form of general solicitation or general advertising was used in connection with the transactions; and (iii) the persons or parties receiving the securities had access to complete information concerning our company, acquired the securities for investment and not with a view to the distribution thereof, and otherwise were not underwriters within the meaning of Section 2(11) of the Securities Act. There were no underwriters involved in these transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
Number                        Description
------                        -----------
10       Operating Agreement with AZTECA Wrap Foods, LLC

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

     - On January 6, 2004, the Company filed a Current Report on Form 8-K announcing the appointment of Louis Lukens as Corporate Secretary.

     - On February 5, 2004, the Company filed a Current Report on Form 8-K attaching an Operating Agreement with AZTECA Wrap Foods, LLC, or AZTECA.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2004               /s/  Bradford Miller
                                  --------------------------------------------
                                  Bradford Miller, President and Chief Executive
                                  Officer (Principal
                                  Executive Officer)


Dated: May 21, 2004               /s/  Jerry Brown
                                  --------------------------------------------
                                  Jerry Brown, Chief Financial Officer
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                        Description
------                        -----------

10        Operating Agreement with AZTECA Wrap Foods, LLC

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002