Form 10KSB
period 2004-06-30
BGR CORP
filed 2004-10-18
CIK 1160598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Transition Period from ____________ to ____________

                        Commission File Number 000-26887

                                 BGR Corporation
                 (Name of small business issuer in its charter)

            Nevada                                       98-0353403
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

5080 N. 40th Street, Suite 103 Phoenix, AZ                  85018
(Address of principal executive offices)                  (Zip code)

                   Issuer's telephone number: (480) 596-4014

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------

-----------------------------             -------------------------------

-----------------------------             -------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                                     COMMON
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $108,974

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $.08

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 6, 2004. 38,958,351 shares.

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I.........................................................................1
   ITEM 1.  BUSINESS...........................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................4
   ITEM 3.  LEGAL PROCEEDINGS..................................................4
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................4

PART II........................................................................5
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........5
   ITEM 7.  FINANCIAL STATEMENTS..............................................10
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................11

PART III......................................................................11
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................11
   ITEM 10. EXECUTIVE COMPENSATION............................................12
   ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.....13
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................14
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................14

SIGNATURES....................................................................15

                           FORWARD LOOKING STATEMENTS

     This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts.

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

                                     PART I

ITEM 1. BUSINESS

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

     Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation's partner, American Restaurant Development Company, is a professional restaurant designer, franchiser, and restaurant management company where principles have extensive experience in the industry.

     American provides the following services:

     a.) Complete Design and Lay-out of stores b.) National rollout program c.) National marketing and public relations program d.) Franchise sales program e.) Project management f.) Real Estate g.) Architecture h.) Construction and Construction management i.) New franchisee training program j.) Complete operations department k.) Website development

     The Company has developed relationships with several fast casual restaurant concepts including KoKopelli's Mexican Grill, Pauli's "Home of the Steak Burger," and Cousin Vinnie's Italian Diner. The Company has also acquired Fathom Systems who specializes in "Point of Sales Equipment" (POS) and is continuing in discussions with other companies operating in the fast casual food industry. It is the Company's intention to continue to acquire other fast casual food companies as subsidiaries and, with partner American Restaurant Development Company, continue to aggressively rollout nationally the fast casual food restaurant concepts within the coming year.

SUBSIDIARIES

     The Company has two wholly owned subsidiaries, Fathom Systems, Inc. and Iceberg Food Systems, Inc. Fathom is a company specializing in restaurant POS equipment. Iceberg Food Systems currently has no business. The Company also holds a 97.5% ownership in Kirby Foo's Asian Diner Franchise Company, LLC and a 72.5% ownership in Pauli's Franchise Company, LLC. Kirby Foo's currently has no business. The Company holds a 50% ownership in KoKopelli's Mexican Grill Franchise Company, LLC, and Cousin Vinnie's Franchise Company, LLC. The Company is currently starting to franchise KoKopelli's, Pauli's and Cousin Vinnie's.

PROPRIETARY RIGHTS

     The Company currently does not possess trademarks, patents, or copyrights, in relation to their products and services. Although, KoKopelli's Mexican Grill Franchise Company, LLC, Pauli's Franchise Company, LLC, and Cousin Vinnie's Franchise Company, LLC currently do possess, or are in the process of possessing, trademarks, patents, or copyrights which the Company holds 50% ownership. Policing unauthorized use of the Company's proprietary and other intellectual property rights could, while currently unlikely, entail significant expenses. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company and/or Subsidiaries or claim that certain aspects of its processes or features violates a patent they hold. There can be no assurance that third parties will not claim that the Company and/or Subsidiaries has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company and/or Subsidiaries to enter into costly royalty or licensing arrangements to prevent the Company and/or Subsidiaries from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

     The Company currently has four employees in addition to its officers and directors as of September 2004. The employees are currently not represented by a collective bargaining agreement, and the Company believes that relations with its employees are good. There are no known problems or issues regarding any former employees, officers, or directors.

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

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

     The Company's performance is substantially dependent on the services and on the performance of its officers and directors. The Company's performance also depends on its ability to attract, hire, retain, and motivate its officers and key employees. The loss of the services of any of the executive officers or other key employees could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company has entered into long-term employment agreements with several of its key personnel, but currently has no "Key Man" life insurance policies. The Company's future success may also depend on it ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate, or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing, and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

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

POSSIBLE FUTURE ISSUANCE OF COMMON STOCK

     The Company is authorized to issue up to 100,000,000 Shares of Common Stock. Presently, there are 38,958,351 shares of Common Stock issued and outstanding. Additional issuances of Common Stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of Common Stock will increase outstanding shares and further dilute stockholders' interests. Because the Company's Common Stock is currently subject to the existing rules on penny stocks, the market liquidity for and value of its securities can be severely adversely affected.

ITEM 2. PROPERTIES

     Corporate headquarters are located at 5080 N. 40th Street, Suite 103 Phoenix, AZ, AZ 85018. The dimension of the new office space is approximately 1600 square feet. The space is at a charge of $2,800 per month to the Company and is provided by a related party with no terms. The Company does not have any additional facilities, nor are there proposed programs for the renovation, improvement, or development of the properties currently being utilized.

ITEM 3. LEGAL PROCEEDINGS

     The Company was not subject to, in the years 2003 and 2004, nor are we currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is currently traded on the OTC Bulletin Board under the stock ticker symbol "BGRN." The following sets forth the high and low bid quotations for the Common Stock for the year. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.


     2003                                                      HIGH         LOW
     ----                                                      ----         ---
     For the period (July 1, 2003 to June 30, 2004)           $.677        $.045

     During the year ended June 30, 2004, there were 10,000 shares of the Company's Series B Preferred Stock issued. Each of these shares shall be convertible into common stock of BGR Corporation when the company owns or operates at least One Hundred (100) stores of all brands in its' system. The conversion rate shall be equal to One Thousand (1,000) shares of the Company's Common stock for each Preferred Share held. The Company did offer stock options to its employees.

     There are 23,546,461 shares of restricted common Stock of the Company of which most of these restricted shares are less than two years old and can only be sold under Rule 144 under the Securities Act of 1933, as amended.

     There is currently a common equity that is being or is proposed to be publicly offered by the Company with Golden Gate Investors, Inc., the offering of which could have a material effect on the market price of the issuer's common equity.

HOLDERS

     As of October 6, 2004, the Company had 69 stockholders of record.

DIVIDEND POLICY

     On May 17th, 2004 the Company paid a dividend of one additional share for every three shares held to shareholders. It does not anticipate paying any more dividends in the foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ending June 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

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

RESULTS OF OPERATIONS

     The Company had revenue of $108,974 for the year ending June 30, 2004. This revenue relates to services provided by the new Fathom business unit.

     Total general and administrative operating expenses for the year ending June 30, 2004 were $5,083,295. This increase from the prior quarter was due to a significant increase in consulting fees, which were primarily paid through the issuance of the Company's common stock.

     The Company recorded a net loss for the year ending June 30, 2004 of $5,114,311. This loss was primarily due to the expense related to the issuance of stock to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

     The Company has allocated the excess of the purchase price of Fathom over the amounts allocated to tangible assets acquired and liabilities assumed as intangible assets. The Company is in the process of analyzing that amount to determine what amounts are to be allocated to intangible assets that can be identified and recognized as assets apart from goodwill. Consequently, there will likely be a reallocation of the amount reported as intangible assets on the accompanying balance sheet as of the year ending June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a cash outflow of $79,542 from continuing operations during the twelve months ending June 30, 2004, as compared to a net of $61,602 during the twelve months ending June 30, 2003.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

     The following summarizes critical estimates made by management in the preparation of the financial statements:

GOING CONCERN

     For the next coming months, the Company expects to incur greater overhead that may be attributable to hiring additional employees, as necessary, and higher related office expenses. The Company also expects to increase investments, which may strain its cash position. The Company does not have sufficient financial resources to support an increased level of operations for the next three months if it does not generate sufficient revenues and/or if it fails to raise equity capital as appropriate. Based on current information on hand and the Company's latest expectation of its operations for the next coming months, there is a potential going concern issue.

     The Company cannot give assurance that it can generate the cash it needs for the next coming months. There may be a shortfall in cash if the Company fails to do so. The Company may need to obtain additional financing in the event that it is unable to realize sufficient revenue. Furthermore, the Company's ability to satisfy the redemption of future debt obligations that it may enter into will be primarily dependent upon the future financial and operating performance of the Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond the Company's control. If the Company is unable to generate sufficient cash flow to meet its future debt service obligations or provide adequate long-term liquidity, the Company will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations or raising equity capital. There can be no assurance that such alternatives can be accomplished on satisfactory terms, if at all, or in a timely manner. If the Company does not have sufficient cash resources when needed, the Company will not be able to continue operations as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-16) form part of the report on the Financial Statements

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of June 30, 2004                                          F-2

Statements of Operations for the years ended June 30, 2004
and June 30, 2003                                                          F-3

Statements of Stockholders' Equity for the years ended June 30, 2004
and June 30, 2003                                                          F-4

Statements of Cash Flows for the years ended June 30, 2004
and June 30, 2003                                                          F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-7

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of BGR Corporation

We have audited the consolidated balance sheet of BGR Corporation (the Company), as of June 30, 2004 and June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGR Corporation as of June 30, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
October 12, 2004

BGR CORPORATION

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                                                        $    46,001
   Accounts receivable                                                              10,826
   Interest receivable                                                               1,414
                                                                               -----------
      Total current assets                                                          58,241
                                                                               -----------

PROPERTY AND EQUIPMENT
   Computers and equipment, net                                                      8,376
                                                                               -----------

OTHER ASSETS
   Tradenames and franchise rights                                                 310,537
   Goodwill                                                                        270,545
                                                                               -----------
                                                                                   581,082
                                                                               -----------
     Total assets                                                              $   647,699
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $   281,331
   Due to shareholders                                                               6,058
   Debenture payable                                                               127,500
                                                                               -----------
      Total current liabilities                                                    414,889
                                                                               -----------

NONCURRENT LIABILITIES
   Notes payable                                                                   100,000
   Minority Interest                                                                 2,510
                                                                               -----------
      Total noncurrent liabilities                                                 102,510
                                                                               -----------
TOTAL LIABILITIES                                                                  517,399
                                                                               -----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, $10.00 par value,
    125,000 authorized, 0 shares issued and outstanding                                 --
   Convertible preferred stock, Series B, $.001 par value,
    1,000,000 shares authorized, 10,000 shares issued and outstanding            3,800,000
   Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 34,652,400 shares issued and outstanding                             3,465
   Additional paid-in capital                                                    1,726,021
   Deferred compensation                                                          (208,000)
   Accumulated deficit                                                          (5,191,186)
                                                                               -----------
      Total stockholders' equity                                                   130,300
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   647,699
                                                                               ===========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

                                                  2004                2003
                                               -----------         -----------

REVENUE                                        $   108,974         $     2,625
                                               -----------         -----------

COST OF SALES                                       76,626                  --
                                               -----------         -----------

     Gross profit                                   32,348               2,625
                                               -----------         -----------
COSTS AND EXPENSES:
   General and administrative expense            5,083,295              41,978
                                               -----------         -----------
     Total costs and expenses                    5,083,295              41,978
                                               -----------         -----------

INCOME (LOSS) FROM OPERATIONS                   (5,050,947)            (39,353)

OTHER INCOME (EXPENSE)
  Interest income                                    1,414                  --
  Financial and interest expense                   (65,305)                 --
  Minority interest                                    527                  --
                                               -----------         -----------
     Total other expense                           (63,364)                 --
                                               -----------         -----------

INCOME TAXES                                            --                  --
                                               -----------         -----------
NET INCOME (LOSS)                              $(5,114,311)        $   (39,353)
                                               ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE
  Total basic and diluted                      $     (0.19)        $         *
                                               ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)                27,114,639          34,573,800
                                               ===========         ===========

 *  - less than $0.01 per share

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                                     Convertible
                                                       Common Stock                Preferred Stock
                                                 -----------------------        -----------------------
                                                 Shares           Amount        Shares           Amount
                                                 ------           ------        ------           ------
BALANCE JUNE 30, 2002                          34,573,800        $ 3,457             --        $       --

Net Loss
                                              -----------        -------        -------        ----------
BALANCE JUNE 30, 2003                          34,573,800          3,457             --                --
                                              -----------        -------        -------        ----------

Cancellation of shares previously issued      (16,660,000)        (1,666)

Shares issued for cash                            429,000             43             --                --

Shares issued for services                      5,500,000            550

Shares issued for business acquisitions           850,000             85

Preferred Class B issued for services                                            10,000         3,800,000

Value of beneficial conversion feature

Shares issued for deferred compensation         2,000,000            200

Amortization of deferred compensation

Shares issued for stock dividend                7,959,600            796

Net Loss                                               --             --             --                --
                                              -----------        -------        -------        ----------

BALANCE JUNE 30, 2004                          34,652,400        $ 3,465         10,000        $3,800,000
                                              ===========        =======        =======        ==========

                                                               Additional
                                               Deferred          Paid-in        Accumulated
                                              Compensation       Capital          Deficit           Total
                                              ------------       -------          -------           -----
BALANCE JUNE 30, 2002                          $      --       $    73,393      $   (37,522)      $  39,328

Net Loss                                                                            (39,353)        (39,353)
                                               ---------       -----------      -----------       ---------
BALANCE JUNE 30, 2003                                 --            73,393          (76,875)            (25)
                                               ---------       -----------      -----------       ---------

Cancellation of shares previously issued                             1,666                               --

Shares issued for cash                                              91,638                           91,681

Shares issued for services                                       1,059,193                        1,059,743

Shares issued for business acquisitions                            239,915                          240,000

Preferred Class B issued for services                                                             3,800,000

Value of beneficial conversion feature                              21,212                           21,212

Shares issued for deferred compensation         (240,000)          239,800                               --

Amortization of deferred compensation             32,000                                             32,000

Shares issued for stock dividend                                      (796)                              --

Net Loss                                              --        (5,114,311)      (5,114,311)
                                               ---------       -----------      -----------       ---------

BALANCE JUNE 30, 2004                          $(208,000)      $ 1,726,021      $(5,191,186)      $ 130,300
                                               =========       ===========      ===========       =========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                                2004                2003
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                               $(5,114,311)        $   (39,353)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation                                                                  7,962                  --
    Amortization                                                                 39,500                  --
    Amortization of beneficial conversion feature                                21,212                  --
    Minority interest                                                              (527)                 --
    Accrual of penalty interest                                                  31,288
    Common stock issued as consideration for services                         1,082,642                  --
    Preferred stock issued as consideration for services                      3,800,000                  --
    Write-off loan from shareholder                                                  --              (2,330)
    Changes in assets and liabilities (net of business acquisition):
      Accounts receivable                                                          (594)                 --
      Inventory                                                                  13,567                  --
      Interest receivable                                                        (1,414)                 --
      Accounts payable and accrued liabilities                                   41,133             (19,919)
                                                                            -----------         -----------
        Net cash used in operating activities                                   (79,542)            (61,602)
                                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business combination                                           3,619                  --
  Purchase of computer equipment                                                (16,338)                 --
  Investment in franchise development                                          (132,796)                 --
                                                                            -----------         -----------
                                                                               (145,515)                 --
                                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from shareholder                                             --             (12,170)
  Proceeds from advances from shareholder                                         6,058                  --
  Proceeds from notes payable and convertible debenture                         175,000                  --
  Common stock issued for cash                                                   90,000                  --
                                                                            -----------         -----------
                                                                                271,058             (12,170)
                                                                            -----------         -----------

INCREASE IN CASH AND EQUIVALENTS                                                 46,001             (73,772)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            --              73,772
                                                                            -----------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                                         $    46,001         $        --
                                                                            ===========         ===========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

                                                       2004             2003
                                                     ---------        ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $      --        $      --
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for business acquisitions
   and franchise rights                              $ 600,000        $      --
                                                     =========        =========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     BGR Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001. The Company is a development stage enterprise with a fiscal year ending June 30. The Company was formerly named Cortex Systems, Inc. The Company intends to develop and franchise casual dining restaurants. The Company is seeking to acquire assets within this industry and has entered into agreements with and acquired the rights to several casual dining concepts. During the year ended June 30, 2004, the Company ceased to be a development stage enterprise coinciding with its acquisition of Fathom Business Systems, Inc., an enterprise in the business of selling and install point-of-sale equipment and systems for restaurants.

     The Company serves as a holding company for its wholly and majority owned operating subsidiaries; Fathom Business Systems, Inc. ("Fathom"), Iceberg Food Systems, Inc. ("IFS"), Pauli's Franchise Corporation, ("Pauli's"), Kokopelli Mexican Grill Franchise Corporation, ("Kokopelli"), Cousin Vinnie's Franchise Corporation ("CV"), and Kirby Foo's Asian Grill Franchise Corporation ("Kirby"). The Company owns 100% of these entities other than its ownership interest in Kirby of approximately 97.5%, 87% of IFS, and 72.5% of Pauli's.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it will be successful in franchising its restaurant concepts which will result in up front franchise fees and ongoing monthly royalties. However, the Company will likely require additional debt or equity capital in order to implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation - The accompanying consolidated financial statements contain the accounts of the Company and its wholly and majority owned subsidiaries, Fathom, IFS, Pauli's, Kokopelli, CV and Kirby. All material inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated statement of operations includes the operating activity of the subsidiaries from the respective dates of acquisition through June 30, 2004. As noted above, minority interest exists for three such subsidiaries.

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had $46,001 in cash or cash equivalents as of June 30, 2004.

     Accounts Receivable - Consists primarily of amounts due from customers Point of Sale systems and implementation.

     Property and Equipment - Is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years.

     Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Income (Loss) Per Common Share - Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.

     Warrants to purchase 2,640,000 shares of common stock were excluded from the calculation for the year ended June 30, 2004, because inclusion of such would be anti-dilutive. Also excluded from the calculation were 10,000 shares of Series B Convertible Preferred Stock issued during the year ended June 30, 2004. These shares are convertible into 10,000,000 shares of common stock. However, the Series B Convertible Preferred Stock is only convertible upon the Company attaining certain operating milestones, none of which were met at June 30, 2004.

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                       2004                                        2003
                                          -------------------------------           ---------------------------------
                                                                     Per                                         Per
                                          Income       Shares       Share           Income         Shares       share
                                          ------       ------       -----           ------         ------       -----
     Net  Loss                        $(5,114,311)                               $    (39,353)

     Preferred stock dividends                 (0)                                         (0)
                                      -----------                                ------------
     Loss available to common
      stockholders                    $(5,114,311)                               $    (39,353)
                                      ===========                                ============
     BASIC EARNINGS PER SHARE:

     Income available to common
     stockholders                     $(5,114,311)    27,119,763     $ (0.19)    $    (39,353)    34,573,800        *
                                      ===========                    =======     ============                  ======

     Effect of dilutive securities            N/A            N/A                          N/A           N/A

     DILUTED EARNINGS PER SHARE       $(5,114,311)    27,119,763     $ (0.19)    $    (39,353)    34,573,800       *
                                      ===========                    =======     ============                  ======

     * - less than $0.01 per share

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

     Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

     Intangible assets at June 30, 2004 consist of goodwill associated with the Company's acquisition of Fathom for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective July 1, 2002. As a result, the Company does not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been no impairment of the carrying value of goodwill of $270,545 as of June 30, 2004.

     Additionally, the Company acquired the franchise rights of Pauli's and Kirby during the year ended June 30, 2004. These franchise rights are recorded at cost and are being amortized on a straight-line basis over the estimated useful life of 10 years.

     Recently Issued Accounting Pronouncements -

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company presently does not intend to adopt the fair value based method of accounting for its stock based compensation.

     In June 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity. For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150 and implementation of such was not material.

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

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2004:

     Computer  equipment                            $ 16,338
     Less accumulated depreciation                    (7,962)
                                                    --------
     Property and equipment, net                    $ (7,962)
                                                    ========

4.   BUSINESS ACQUISITIONS

     In the year ended June 30, 2004, the Company entered into an agreement to acquire all of the outstanding voting shares of Fathom Business Systems, Inc. ("Fathom"). Fathom specializes in the sale, installation and service of restaurant `Point-of-Sale' equipment. Fathom was a single employee business. The Company issued 750,000 shares of its common stock to acquire all of the outstanding shares of FBS. On the basis of the trading price of the Company's common stock at the time of the acquisition, the purchase price was $225,000. The purchase price was allocated as follows:

     Cash                                           $   3,619
     Accounts receivable                               10,232
     Inventory                                         13,567
     Accounts payable                                 (72,963)
     Intangible assets                                270,545
                                                    ---------
                                                    $ 225,000
                                                    =========

     All revenue recognized in the year ended June 30, 2004, relates to services provided by the Fathom subsidiary.

     In connection with this acquisition, the Company allocated the purchase price in excess of the tangible assets and liabilities acquired as goodwill. The Company determined that the excess purchase price was not specifically connected with such things as tradenames, customer lists or existing contracts.

     If the acquisition of Fathom had occurred on July 1, 2003, the consolidated revenues and net loss of the Company for the year ended June 30, 2004 would have been approximately $126,000 and $5,118,000 respectively (unaudited).

     Additionally, the Company entered into an agreement to acquire all of the outstanding voting shares of Deville, Inc., a developer of "LUCKY LOU'S" restaurants. The terms of the purchase agreement, required the issuance of 1,000,000 of the Company's common shares and a note payable with a face amount of $400,000. The note was discounted at 8% on the basis of its repayment terms resulting in a principal amount of $349,805. The terms also called for an ongoing payment to the seller based on royalty revenues generated from "LUCKY LOU'S" restaurants. The total purchase price of Deville was $649,805. There were no tangible assets or liabilities acquired in the purchase. In March, 2004, the Company and Deville, Inc., agreed to rescind the transaction. Accordingly, the shares were returned to the Company, the note payable and the net assets of Deville were reversed and removed from the balance sheet at June 30, 2004.

5.   INTANGIBLE ASSETS

     In connection with the Company's acquisition of Fathom and franchise rights to Pauli's, Kokopelli, CV and Kirby, intangible assets were recorded. The Company allocated $270,545 of its purchase price of Fathom to goodwill. The Company does not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment. The Company believes that there has been no impairment of the carrying value of goodwill of $270,545 as of June 30, 2004.

     The Company also acquired franchising rights including the use of tradenames of Pauli's, Kokopelli, CV and Kirby. Those rights were acquired through the issuance of 100,000 shares value at approximately $15,000 and cash of $300,000($167,204 of which is included in accounts payable at June 30, 2004). The Company is amortizing these assets on a straight line basis over the estimated useful lives of ten years. Amortization expense for these assets was $7,500 during the year ended June 30, 2004.

     The aggregate amortization expense for the five years succeeding June 30, 2004, is estimated to be approximately:

     2005                       $ 31,804
     2006                         31,804
     2007                         31,804
     2008                         31,804
     2009                         31,804
     Thereafter                  151,517
                                --------
                                $310,537
                                ========

     The acquisitions of the franchising rights including the use of tradenames of Pauli's, Kokopelli, CV and Kirby during the fiscal year ended June 30, 2004, were conducted a contract with American Restaurant Development ("ARDC"). ARDC is an entity controlled by a significant shareholder of the Company. Under the agreement, ARDC is to identify and develop franchise concepts for the Company. As of June 30, 2004, ARDC had provided four concepts at a cost of $75,000 each.

6.   NOTES PAYABLE

     Notes payable as of June 30, 2004 was comprised of the following:

     Loan from an individual maturing June 30, 2007
     Note payable $50,000, interest at 12% per annum,
     Interest due quarterly.                                         $ 50,000

     Loan from an individual maturing June 30, 2007
     Note payable $50,000, interest at 12% per annum,
     Interest due quarterly.                                            50,000
                                                                     ---------
        Total                                                          100,000

     Less Current portion                                                   --
                                                                     ---------
     Long-term portion                                               $ 100,000
                                                                     =========

     Principal payaments due as follows:

     Years ended June 30:              2005                          $      --
                                       2006                                 --
                                       2007                            100,000
                                       2008                                 --
                                       2009                                 --
        Thereafter                                                          --
                                                                     ---------
                                                                     $ 100,000
                                                                     =========

7.   CONVERTIBLE DEBENTURE

     During the year ended June 30, 2004, the Company issued a 2-year 7.5% convertible debenture amounting to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock.

     The debenture may be converted at the option of the holder into common shares of the Company. The conversion price is the lesser of $0.25 or 80% of the average of the 5 lowest volume weighted average price during the 20 trading days prior to the election to convert. Upon conversion, the holder must simultaneously purchase shares of the Company's common stock in a dollar amount equal to 10 times the dollar amount of the debenture converted. The purchase price for such shares shall be the same as the debenture conversion price. The value of the beneficial conversion feature of $21,212 was recorded as a discount to the principal balance of the debenture and amortized immediately as interest expense because the debenture is convertible at any time at the option of the holder.

     The Company defaulted on the interest payment provisions in the debenture. Consequently, the principal amount due under the debenture of $85,000 became immediately due and payable in cash plus a default penalty of $42,500 (150% of the principal amount) resulting in a total obligation of $127,500 plus any and all accrued interest. The per diem interest is $26.04. The default penalty of $42,500 was expensed as interest and financing costs in the accompanying statement of operations for the year ended June 30, 2004.

     8. INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, 2004 and 2003 consist of the following:

     Current tax provision (benefit)            $(2,045,000)        $    (5,900)
     Deferred tax provision (benefit)             2,045,000               5,900
                                                -----------         -----------

     Total income tax provision (benefit)       $         0         $         0
                                                ===========         ===========

     There were no material temporary book/tax differences for the period ended June 30, 2003. There was a deferred tax asset of $2,056,000 at June 30, 2004, relating to net operating loss carryforwards of approximately $101,000, differences in the income tax treatment of certain stock based compensation of $1,953,000 and book/tax differences in the bases of property and equipment of $2,000. The deferred income tax asset is fully offset by a valuation allowance of $2,045,000. The valuation allowance was increased by $2,304,000 in the year ended June 30, 2004. At June 30, 2004, there were federal and state net operating loss carryforwards of $316,000 which begin to expire in 2021 and 2008 respectively.

     A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

                                                2004                   2003
                                      ---------------------     ----------------
     Federal statutory rates          $(1,738,866)    (34)%     $(5,902)   (15)%
     State income taxes                  (306,859)     (6)%           0     -- %
     Increase in valuation allowance    2,044,682      40%        5,902     15%
     Other                                  1,043      --             0     -- %
                                      -----------    ----       -------   ----
     Effective rate                   $         0       0%      $     0      0%
                                      ===========    ====       =======   ====

9.   STOCKHOLDERS' EQUITY

     The Company declared a 6 for 1 stock split during the year ended June 30, 2003. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

     In July 2003, the Company amended it Articles of Incorporation to reflect 100,000,000 authorized shares of Common Stock having a par value of $0.001 and 1,125,000 shares of Preferred Stock having a $10.00 par value for Preferred A and $0.001 par value for Preferred B. The authorized number of Class A Preferred Stock authorized to be issued is 125,000 shares with voting rights equivalent to five votes per share of Class A Preferred Stock. The Class A Preferred Stock is cumulative, with an annual dividend of 6%. Additionally, Class A Preferred Stock shall be convertible into five shares of common stock of the Company for every one Class A Preferred share. The authorized number of Class B Preferred Stock authorized to be issued is 1,000,000 shares. Each share of Class B Preferred Stock shall be entitled to voting rights equivalent to one vote. Additionally, 50% of the Class B Preferred Stock may be converted after 50 franchise units are sold and the remaining 50% may be converted after 50 additional franchise units are sold.

     In August 2003, the Company sold 275,000 common shares, plus warrants to purchase 137,500 shares at a price of $0.50 per share for a total price of $55,000.

     In September 2003, the Company approved a 2003 Stock Compensation Plan for 1,000,000 shares to compensate employees and consultants. In addition, the Company entered into an agreement with a consultant whereby the consultant receives 350,000 shares of the Company's common stock for services rendered.

     The Company entered into an agreement to acquire all of the outstanding shares of "ICEBERG FOOD SYSTEMS,CORP." ("IFSC"). IFSC was owned by a former officer and director of the Company. The only holdings of IFSC were 30,000,000 shares of the Company's common stock. As part of the agreement, IFSC distributed 14,465,000 shares of the Company's common stock to its shareholder. IFSC then became a wholly owned subsidiary of the Company with its only holdings being the remaining 15,535,000 shares of the Company's common stock. Effectively, the transaction was an acquisition of treasury stock by the Company. In exchange, the Company would assume a commitment to raise capital and develop the Iceberg Drive-In concept. The rights to develop that concept were previously held by IFSC. The Company is to assist IFSC in providing up to $1,130,000. The Company has accounted for this transaction as an acquisition of treasury stock through the issuance of a note payable of $1,130,000. In October 2003, the Company entered into an agreement with an IFSC which required IFSC to cancel 15,535,000 shares of its holdings in the Company as part of a re-organization. The Company acquired a controlling interest of the issued and outstanding shares of common stock of IFSC in exchange for a note payable in the amount of $1,130,000 and the cancellation of 15,535,000 shares of the Company's common stock currently controlled by IFSC. Subsequently, the note payable and an additional 1,125,000 shares were cancelled for a total of 16,660,000 shares of common stock returned to the Company. The Company reacquired 15,535,000 shares of its common stock in the three month period ended December 31, 2003.

     In November 2003, the Company acquired Fathom Business Systems in exchange for 750,000 shares of the Company's restricted common stock valued at $225,000. Other stock transactions in November 2003 included the issuance of 10,000 shares of Class B Convertible Preferred stock valued at $3,800,000 to 18 of the Company's existing shareholders for services rendered; an agreement with a non-affiliate to acquire rights to a restaurant concept in return for 1,000,000 shares of the Company's common stock and a note payable for $400,000; and agreements with consultants whereby the consultants will be issued 600,000 shares (100,000 and 500,000 respectively) of the Company's common stock for services to be rendered. The agreement for the rights to the restaurant concept and the agreement with the consultant for 500,000 shares were later rescinded and the shares were returned and the note payable was cancelled.

     In January 2004, the Company approved a Company Qualified Stock Option Plan for 4,000,000 shares of common stock to compensate employees. As of the year ended June 30, 2004 no stock options had been granted under the Plan. Subsequent to June 30, 2004, the Company approved increasing the total number of shares of common stock under the Plan to 15,000,000 with 5,000,000 of those shares to be registered immediately. Other stock transactions in January 2004 included an agreement with a consultant whereby the consultant receives 650,000 shares of the Company's common stock for services rendered and a consulting agreement with a related party whereby the Company will receive six restaurant concepts in exchange for 500,000 shares of the Company's common stock for each concept. As of June 30, 2004 four concepts had been delivered to the Company and in return the Company had issued 2,000,000 shares of common stock to the related party valued at $375,000.

     In February 2004, the Company sold 140,000 common shares, plus warrants to purchase 140,000 shares at a price of $0.50 per share for a total price of $35,000 and the Company entered into an agreement with a consultant to assist in raising capital for the Company. The Company will pay the consultant 10% of all funds raised, in cash, and 10% of all stock issued to investors. As of June 30, 2004 the Company had issued 14,000 shares of common stock to the consultant and owed finder's fees totaling $3,500.

     In March 2004, the Company entered into consulting agreements in exchange for a total of 900,000 shares of common stock. Additionally, the Company entered into an employment agreement in which part of the compensation is paid in stock. The employee received 1,000,000 shares of common stock. The 1,000,000 shares must be returned if the employee leaves within 90 days or 800,000 shares must be returned if the employee leaves within one year of the date of the agreement.

     In April 2004, the Company approved the issuance of a stock dividend to shareholders of record on May 15, 2004. The stock dividend would provide the Common Stock shareholders with one share for every three shares held. Other stock transactions in April 2004 included the issuance of 200,000 shares of common stock in exchange for advisory services rendered; the sale of 100,000 shares of common stock valued at $15,000 for a 2.5% interest in the Pauli's franchise ($7,500) and a 2.5% interest in the Kirby Foo's franchise ($7,500); and an agreement with a related party for consulting services. As part of the related party agreement the affiliate would receive 30,000 shares of the Company's Series B Convertible Preferred Stock. The agreement for the issuance of the Series B stock was rescinded subsequent to June 30, 2004. The 30,000 shares were never issued.

     In June 2004, the Company entered into an employment agreement in which part of the compensation is paid in stock. The employee received 1,000,000 shares of common stock. The 1,000,000 shares must be returned if the employee leaves within 90 days or 800,000 shares must be returned if the employee leaves within one year of the date of the agreement. Additionally, a second employee received 500,000 shares of common stock for their services to the Company. There were no restrictions on these shares. Other stock transactions in June 2004 included an agreement with an attorney for legal services in exchange for 800,000 shares of the common stock.

     As of June 30, 2004 the Company was in default on a convertible debenture. In accordance with the default remedies the convertible debenture was accelerated. The fair value of the beneficial conversion feature is reflected in Additional Paid-in Capital in the amount of $21,212.

     Warrants - During the year ended June 30, 2004, the Company granted warrants to purchase 2,777,500 shares of common stock (275,000 granted at a price of $0.50 per share, expiring 2 years after issuance and 2,500,000 granted June 9, 2004 at a price of $1.00 per share, expiring June 9, 2007).

10.  RELATED PARTY TRANSACTIONS

     The Company's former officers, directors and majority shareholders made advances to the Company in order for the Company to pay its operating expenses. Advances from shareholders were $6,058 and $14,500 for the years ended June 30, 2004 and June 30, 2003. Repayments of advances were $0 and $12,170 for the years ended June 30, 2004 and June 30, 2003. In addition, a shareholder forgave the balance due to him of $2,330 during the year ended June 30, 2003.

     During the year ended June 30, 2004, the Company entered into various agreements with a controlling shareholder. As of June 30, 2004 the shareholder held a beneficial interest in the Company totaling 11%. The Company contracted with a company (ARDC) owned by the controlling shareholder to provide restaurant concepts for franchising. For each concept the Company issues ARDC 500,000 shares of the Company's common stock and then subsequently also pays $75,000 for the "start-up" of each restaurant. Furthermore, the Company pays ARDC $50,000 if the concept is successful and franchises are sold. Finally, ARDC receives 50% of all non-refundable payments received by the Company from franchisees and developers of franchise units and 1% of the revenues of each restaurant. During the year ended June 30, 2004, a total of 2,000,000 shares of the Company's common stock had been issued to ARDC and the Company owed ARDC $300,000 for the "start-up" costs of the four franchise concepts. In addition, the Company reimburses the controlling shareholder for monthly rent expense of $1,374 incurred for office rent and $850 for housing provided to the Company's President. There is no written agreement for the office rent. The lease term for the employee housing is one year expiring June 30, 2005. Total reimbursements for rent expense were $12,588 and $0 for the years ended June 30, 2004 and June 30, 2003.

     During the year ended June 30, 2004 the Company's Chairman of the Board owned a 25% interest in Pauli's.

11.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2004 the approved increasing the total number of shares under the Company Qualified Stock Option Plan to 15,000,000 with 5,000,000 of those to be registered immediately.

     On July 20, 2004 the Company borrowed $50,000 from the Chairman of the Board. The note bears interest at 8%. The note and accrued interest are due and payable on January 21, 2005.

     In April 2004, the Company entered into an agreement with a related party for consulting services. As part of the agreement the related party would receive 30,000 shares of the Company's Series B Preferred. On July 28, 2004, management rescinded the agreement.

                                  * * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 22, 2003 the Company filed a Change in Registrant's Certifying Account with the SEC. The Company has no disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names, ages and positions of the Company's directors and executive officers are as follows:

          Name              Age              Position
          ----              ---              --------
     Jerry Brown             67              Chairman
     Bradford Miller         46              President
     James Medeiros          40              Secretary
     Janet Crance            48              Treasurer
     Alan Smith              53              Director
     Gordon J. Sales         67              Director

FAMILY RELATIONSHIPS

     There are no family relationships between the Company's directors and executive officers.

WORK EXPERIENCE

JERRY BROWN, CHAIRMAN, Mr. Brown is a CPA with over 30 years of financial and administrative management experience with a large law firm in Salt Lake City, Utah, where he held the position of Director of Finance and Administration. He has experience in banking relations, property management and employee benefits in addition to his extensive experience in accounting, business management and taxation.

BRANFORD MILLER, PRESIDENT, Mr. Miller has over twenty years experience in the food franchising industry. He was President and Owner of a McDonald's Multi-Restaurant Franchise. He purchased the Franchise after working up to Store Manager, Multi-Unit Supervisor, Human Resources/Training Manager, and V. P. In 1981 he was even named "Outstanding Store Manager" in Washington, D.C. region. He has attended the Hamburger University in 1981 and 1987.

JAMES MEDEIROS, SECRETARY, Mr. Medeiros has over twenty-five years experience in the restaurant industry. He has worked in many capacities including general manager, bar manager, assistant manager, and corporate trainer for restaurant chains Pizza Hut, Roy's Restaurants, and Huggo's Restaurant to name a few. Mr. Medeiros is the founder and president of Fathom Business Systems. Fathom Business Systems sells equipment for the restaurant industry.

JANET CRANCE, TREASURER, Ms. Crance, who holds a Bachelor's Degree in Business Administration, has over 27 years experience in the accounting profession. She is a Certified Public Accountant and is President of Janet L. Crance, PC, a public accounting firm specializing in small business accounting, tax compliance and business consulting.

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

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The Company does have an employment agreement with Mr. Bradford Miller. As per the agreement Mr. Miller does receive an annual salary and stock rewards. The Company does not have employment agreements with any of its other executive officers. They have yet to determine the appropriate terms needed for the creation of employment agreements for those officers. There has been no discussion with any of the other officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. They have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of the other executive officers have been drawing salaries since they were appointed to their positions.

                           Summary Compensation Table

                                  Annual Compensation             Long-Term Compensation
                              ----------------------------    ----------------------------------
                                                    Other
                                                    Annual    Restricted   Securities              All Other
   Name and                                        Compensa     Stock      Underlying    LTIP      Compensa
Principal Position    Year    Salary($)  Bonus($)   tion($)    Awards($)   Options(#)  Payouts($)   tion($)
------------------    ----    ---------  --------   -------    ---------   ----------  ----------   -------
Bradford Miller       2004    $100,000      0          0       $160,000        0           0           0
President

James Medeiros        2004           0      0          0              0        0           0           0
Secretary

Janet Crance          2004           0      0          0       $17,500         0           0           0
Treasurer

DIRECTORS' COMPENSATION

     The Company has no formal or informal arrangements or agreements to compensate its directors for services they provide as directors of the Company.

EMPLOYMENT CONTRACTS AND OFFICERS' COMPENSATION

     The Company does have an employment agreement with Bradford Miller. The Company does not have an employment agreement with any of its other officers, directors of employees. Any future compensation to be paid to these individuals will be determined by the Board of Directors, and employment agreements will be executed.

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

     In September of 2003 the Company offered stock options to its employees through a Qualified Stock Option Plan that reserved 1,000,000 shares for the plan. The Company did issue 825,000 shares to consultants under the plan. In February of 2004 the Company offered another stock option plan to its employees through a Qualified Stock Option Plan that reserved 4,000,000 shares for the plan. The Company did issue 3,175,000 shares to consultants under this plan. In September of 2004 the Company has offered stock options again to its employees through a Stock Compensation Plan that reserved 5,000,000 shares for the plan. The Company has issue 825,000 shares to consultants under the plan.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth as of June 30, 2004 certain information regarding the beneficial ownership of our common stock by:

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

                        Name and Address           Amount and Nature of
Title of Class       of Beneficial Owner          Beneficial Owner     %of Class
--------------       -------------------          ----------------     ---------
Common Stock      Jeffery W. Flannery                 2,000,000
                  San Diego, CA                             > 5%          5.1%

Common Stock      Penson Financial Services, Inc.     2,000,000
                  Dallas, TX                                > 5%          5.1%

Common Stock      ALEXIS GROUP LLC (Jerry Brown)      1,800,000
                  Scottsdale, AZ                        Officer           4.6%

Common Stock      Bradford Miller                     1,333,333
                  Phoenix, AZ                           Officer           3.4%

Common Stock      Janet Crance                          500,000
                  Phoenix, AZ                           Officer           1.3%

Common Stock      James Medeiros                      1,000,000
                  Tempe, AZ                             Officer           2.6%

Common Stock      Alan Smith                            666,666
                  Edinburgh,  Scotland                 Director          1.7%

Common Stock      Gordon Sales                          666,666
                  Vancouver, B.C.                      Director          1.7%

Common Stock      All Directors and Officers          5,966,665         15.3%

NON-VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The Company has not issued any non-voting securities.

OPTIONS, WARRANTS AND RIGHTS

     The Company has issued warrants as part of an offering through the sales of equities in February of this year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's currently has no certain relationships and related transactions with any of its current and former officers, directors and majority shareholders during the year ended June 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                Name and/or Identification of Exhibit
--------------                -------------------------------------
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002 Exhibit
    31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002
    32.1 Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
    32.2 Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

  Date Filed     Items Disclosed in Report on Form 8-K and 8-K/A
  ----------     -----------------------------------------------
  07/02/2003     Item 1 - Changes in Control of Registrant
                 Item 5 - Other Events and Regulation FD Disclosure

  08/22/2003     Item 4 - Change in Registrant's Certifying Account
                 Item 5 - Other Events and Regulation FD Disclosure

  09/10/2003     Item 5 - Other Events and Regulation FD Disclosure

  09/12/2003     Item 4 - Change in Registrant's Certifying Account

  11/05/2004     Item 2 - Acquisition or Disposition of Assets
                 Item 5 - Other Events and Regulation FD Disclosure
                 Item 6 - Resignations of Registrant's Directors
                 Item 7 - Financial Statements and Exhibits

  11/14/2004     Item 2 - Acquisition or Disposition of Assets
                 Item 5 - Other Events and Regulation FD Disclosure
                 Item 7 - Financial Statements and Exhibits

  01/06/2004     Item 5 - Other Events and Regulation FD Disclosure
                 Item 6 - Resignations of Registrant's Directors

  02/05/2004     Item 5 - Other Events and Regulation FD Disclosure
                 Item 7 - Financial Statements and Exhibits

  04/06/2004     Item 5 - Other Events and Regulation FD Disclosure
                 Item 6 - Resignations of Registrant's Directors

  04/13/2004     Item 5 - Other Events and Regulation FD Disclosure
                 Item 7 - Financial Statements and Exhibits

  04/20/2004     Item 5 - Other Events and Regulation FD Disclosure
                 Item 7 - Financial Statements and Exhibits

  05/04/2004     Item 5 - Other Events and Regulation FD Disclosure

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

                                    BGR Corporation
                                     (Registrant)

           Signature                     Title                      Date
           ---------                     -----                      ----


/s/ Janet Crance                 Chief Financial Officer        October 18, 2004
----------------------------
Janet Crance

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                      Date
           ---------                     -----                      ----

/s/ Bradford Miller              President                      October 18, 2004
----------------------------
Bradford Miller


/s/ James Medeiros               Secretary                      October 18, 2004
----------------------------
James Medeiros


/s/ Janet Crance                 Treasurer                      October 18, 2004
----------------------------
Janet Crance