Form 10KSB/A
period 2004-06-30
BGR CORP
filed 2004-10-25
CIK 1160598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

     Total general and administrative operating expenses for the year ending June 30, 2004 were $5,374,114. This increase from the prior quarter was due to a significant increase in consulting fees, which were primarily paid through the issuance of the Company's common stock.

     The Company recorded a net loss for the year ending June 30, 2004 of $5,405,130. This loss was primarily due to the expense related to the issuance of stock to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a cash outflow of $212,338 from continuing operations during the twelve months ending June 30, 2004, as compared to a net of $61,602 during the twelve months ending June 30, 2003.

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

     The following summarizes critical estimates made by management in the preparation of the financial statements:

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,178,000 deferred income tax asset related to net operating loss carry forwardsand other bokk tax differences at Jne 30, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

     Goodwill was recognized in the Company's acquisition of Fathom. The Company does not have much operating history but believes that Fathom will increase its profitability and cash flow. Management believes that there is no impairment of the carrying value of $270,545 at June 30, 2004.

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

Statements of Cash Flows for the years ended June 30, 2004
and June 30, 2003                                                          F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of BGR Corporation


We have audited the consolidated balance sheet of BGR Corporation (the Company), as of June 30, 2004, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGR Corporation as of June 30, 2004, and the consolidated results of its operations and cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet raised adequate capital to implement its plan of operations, nor has the Company generated adequate sales volume and cash flow to support its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
   Scottsdale, Arizona
   October 12, 2004

BGR CORPORATION

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                                                        $    46,001
   Accounts receivable                                                              10,826
   Interest receivable                                                               1,414
                                                                               -----------
      Total current assets                                                          58,241
                                                                               -----------
PROPERTY AND EQUIPMENT
   Computers and equipment, net                                                      8,376
                                                                               -----------
OTHER ASSETS
   Franchise rights                                                                 18,037
   Goodwill                                                                        270,545
                                                                               -----------
                                                                                   288,582
                                                                               -----------
      Total assets                                                             $   355,199
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $   281,332
   Due to shareholders                                                               6,058
   Debenture payable                                                               127,500
                                                                               -----------
      Total current liabilities                                                    414,890
                                                                               -----------

NONCURRENT LIABILITIES
   Notes payable                                                                   100,000
   Minority interest                                                                 2,510
                                                                               -----------
      Total noncurrent liabilities                                                 102,510
                                                                               -----------

TOTAL LIABILITIES                                                                  517,400
                                                                               -----------
STOCKHOLDERS' DEFICIT:
   Convertible preferred stock, Series A, $10.00 par value,
    125,000 authorized, 0 shares issued and outstanding                                 --
   Convertible preferred stock, Series B, $.001 par value,
    1,000,000 shares authorized, 10,000 shares issued and outstanding            3,800,000
   Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 34,652,400 shares issued and outstanding                             3,465
   Additional paid-in capital                                                    1,724,339
   Deferred compensation                                                          (208,000)
   Accumulated deficit                                                          (5,482,005)
                                                                               -----------
      Total stockholders' deficit                                                 (162,201)
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   355,199
                                                                               ===========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

                                                2004                   2003
                                            ------------           ------------

REVENUE                                     $    108,974           $      2,625
                                            ------------           ------------

COST OF REVENUE                                   76,626                     --
                                            ------------           ------------
   Gross profit                                   32,348                  2,625
                                            ------------           ------------
COSTS AND EXPENSES:
    General and administrative expenses        5,374,114                 41,978
                                            ------------           ------------
      Total costs and expenses                 5,374,114                 41,978
                                            ------------           ------------
INCOME (LOSS) FROM OPERATIONS                 (5,341,766)               (39,353)

OTHER INCOME (EXPENSE)
   Interest income                                 1,414                     --
   Financial and interest expense                (65,305)                    --
   Minority interest                                 527                     --
                                            ------------           ------------
      Total other expense                        (63,364)                    --
                                            ------------           ------------

INCOME TAXES                                          --                     --
                                            ------------           ------------
NET (LOSS)                                  $ (5,405,130)          $    (39,353)
                                            ============           ============
NET INCOME (LOSS) PER COMMON SHARE
   Total basic and diluted                  $      (0.20)          $          *
                                            ============           ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)              27,114,639             34,573,800
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
                                              ===========        =======        =======        ==========

                                                               Additional
                                               Deferred          Paid-in        Accumulated
                                              Compensation       Capital          Deficit           Total
                                              ------------       -------          -------           -----
BALANCE JUNE 30, 2002                          $      --       $    73,393      $   (37,522)      $  39,328

Net Loss                                                                            (39,353)        (39,353)
                                               ---------       -----------      -----------       ---------
BALANCE JUNE 30, 2003                                 --            73,393          (76,875)            (25)
                                               ---------       -----------      -----------       ---------

Cancellation of shares previously issued                             1,666                               --

Shares issued for cash                                              89,957                           90,000

Shares issued for services                                       1,059,192                        1,059,742

Shares issued for business acquisitions                            239,915                          240,000

Preferred Class B issued for services                                                             3,800,000

Value of beneficial conversion feature                              21,212                           21,212

Shares issued for deferred compensation         (240,000)          239,800                               --

Amortization of deferred compensation             32,000                                             32,000

Shares issued for stock dividend                                      (796)                              --

Net Loss                                              --                --       (5,405,130)     (5,405,130)
                                               ---------       -----------      -----------      ----------

BALANCE JUNE 30, 2004                          $(208,000)      $ 1,724,339      $(5,82,005)     $  (162,201)
                                               =========       ===========      ===========      ==========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                          2004              2003
                                                                      -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                         $(5,405,130)      $   (39,353)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation                                                            7,962                --
    Amortization of deferred compensation                                  32,000                --
    Amortization of beneficial conversion feature                          21,212                --
    Minority interest                                                        (527)               --
    Accrual of penalty interest                                            42,500
    Common stock issued as consideration for services                   1,059,742                --
    Preferred stock issued as consideration for services                3,800,000                --
    Write-off loan from shareholder                                            --            (2,330)
  Changes in assets and liabilities (net of business acquisition):
    Accounts receivable                                                      (594)               --
    Inventory                                                              13,567                --
    Interest receivable                                                    (1,414)               --
    Accounts payable and accrued liabilities                              218,344           (19,919)
                                                                      -----------       -----------
       Net cash used in operating activities                             (212,338)          (61,602)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business combination                                     3,619                --
  Purchase of computer equipment                                          (16,338)               --
                                                                      -----------       -----------
       Net cash used in investing activities                              (12,719)               --
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of advances from shareholder                                      --           (12,170)
   Proceeds from advances from shareholder                                  6,058                --
   Proceeds from notes payable and convertible debenture                  175,000                --
   Common stock issued for cash                                            90,000                --
                                                                      -----------       -----------
       Net cash provided from financing activities                        271,058           (12,170)
                                                                      -----------       -----------

INCREASE IN CASH AND EQUIVALENTS                                           46,001           (73,772)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      --            73,772
                                                                      -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                                   $    46,001       $        --
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
                                                     =========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for business acquisitions
   and franchise rights                              $ 255,000         $      --
                                                     =========         =========

BGR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2004
--------------------------------------------------------------------------------


1.   ORGANIZATION AND BASIS OF PRESENTATION

     BGR Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001. The Company was formerly named Cortex Systems, Inc. The Company intends to develop and franchise casual dining restaurants. The Company is seeking to acquire assets within this industry, has entered into agreements with and acquired the rights to several casual dining concepts. During the year ended June 30, 2004, the Company ceased to be a development stage enterprise coinciding with its acquisition of Fathom Business Systems, Inc., an enterprise in the business of selling and installing point-of-sale equipment and systems for restaurants.

     The Company serves as a holding company for its wholly and majority owned operating subsidiaries; Fathom Business Systems, Inc. ("Fathom"), Iceberg Food Systems, Inc. ("IFS"), Pauli's Franchise Corporation, ("Pauli's"), Kokopelli Mexican Grill Franchise Corporation, ("Kokopelli"), Cousin Vinnie's Franchise Corporation ("CV"), and Kirby Foo's Asian Grill Franchise Corporation ("Kirby"). The Company owns 100% of Fathom and IFS and has ownership interests in Kirby of approximately 97.5%, 87% of IFS, 72.5% of Pauli's, 50% of Kokopelli and 50% of CV.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation - The accompanying consolidated financial statements contain the accounts of the Company and its wholly and majority owned subsidiaries, Fathom, IFS, Pauli's, Kokopelli, CV and Kirby. All material inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated statement of operations includes the operating activity of the subsidiaries from the respective dates of acquisition through June 30, 2004. As noted above, minority interest exists for five such subsidiaries.

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     Accounts Receivable - Consists primarily of amounts due from customers of Fathom's Point of Sale systems and implementation projects.

     Revenue Recognition - Revenue is recognized on hardware and installation of point-of-sale systems when the system has been installed and the Company has received customer acceptance and there is no material ongoing commitment on the part of the Company. Cost of revenues includes the cost of hardware items and labor.

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

     Warrants to purchase 2,777,500 shares of common stock were excluded from the calculation for the year ended June 30, 2004, because inclusion of such would be anti-dilutive. Also excluded from the calculation were 10,000 shares of Series B Convertible Preferred Stock issued during the year ended June 30, 2004. These shares are convertible into 10,000,000 shares of common stock. However, the Series B Convertible Preferred Stock is only convertible upon the Company attaining certain operating milestones, none of which were met at June 30, 2004.

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                       2004                                        2003
                                          -------------------------------           ---------------------------------
                                                                     Per                                         Per
                                          Income       Shares       Share           Income         Shares       share
                                          ------       ------       -----           ------         ------       -----
     Net  Loss                        $(5,405,130)                               $    (39,353)

     Preferred stock dividends                 (0)                                         (0)
                                      -----------                                ------------
     Loss available to common
      stockholders                    $(5,405,130)                               $    (39,353)
                                      ===========                                ============
     BASIC EARNINGS PER SHARE:

     Income available to common
     stockholders                     $(5,405,130)    27,114,639     $ (0.20)    $    (39,353)    34,573,800        *
                                      ===========                    =======     ============                  ======

     Effect of dilutive securities            N/A            N/A                          N/A           N/A

     DILUTED EARNINGS PER SHARE       $(5,405,130)    27,114,639     $ (0.20)    $    (39,353)    34,573,800       *
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

     Additionally, the Company acquired the franchise rights of Pauli's and Kirby during the year ended June 30, 2004. These franchise rights are recorded at cost and are being amortized on a straight-line basis over the estimated useful life of 10 years. Amortization expense for these assets was not material during the year ended June 30, 2004.

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

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2004:

     Computer  equipment                            $ 16,338
     Less accumulated depreciation                    (7,962)
                                                    --------
     Property and equipment, net                    $ (8,376)
                                                    ========

     Depreciation expense was $7,962 and $-0- for the years ended June 30, 2004 and 2003, respectively.

4. BUSINESS ACQUISITIONS

     In the year ended June 30, 2004, the Company entered into an agreement to acquire all of the outstanding voting shares of Fathom Business Systems, Inc. ("Fathom"). Fathom specializes in the sale, installation and service of restaurant `Point-of-Sale' equipment. Fathom was a single employee business. The Company issued 750,000 shares of its common stock to acquire all of the outstanding shares of Fathom. On the basis of the trading price of the Company's common stock at the time of the acquisition, the purchase price was $225,000. The purchase price was allocated as follows:

     Cash                                           $   3,619
     Accounts receivable                               10,232
     Inventory                                         13,567
     Accounts payable                                 (72,963)
     Intangible assets                                270,545
                                                    ---------
                                                    $ 225,000
                                                    =========

     All revenue recognized in the accompanying statement of operations for the year ended June 30, 2004, relates to sales and services provided by the Fathom subsidiary. In connection with this acquisition, the Company allocated the purchase price in excess of the tangible assets and liabilities acquired as goodwill. The Company determined that the excess purchase price was not specifically connected with such things as tradenames, customer lists or existing contracts. If the acquisition of Fathom had occurred on July 1, 2003, the consolidated revenues and net loss of the Company for the year ended June 30, 2004 would have been approximately $126,000 and $5,118,000 respectively (unaudited).

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

     In the year ended June 30, 2004, the Company entered into various agreements with American Restaurant Development Corp. ("ARDC"), an entity controlled by a significant shareholder of the Company. As of June 30, 2004 the shareholder held a beneficial interest in the Company totaling 11%. The Company contracted with ARDC to provide restaurant concepts for franchising. For each concept introduced to the Company, ARDC is to receive 500,000 shares of the Company's common stock and $125,000, $75,000 of which is paid immediately and the $50,000 balance as cash is received by the Company for franchise fees realized by the Company on such concepts. In addition, ARDC is to receive 50% of all non-refundable payments received by the Company for new franchise and area developer agreements. Additionally, ARDC will receive royalties equal 1% of the system wide revenues of each concept. During the year ended June 30, 2004, a total of 2,000,000 shares of the Company's common stock was issued to ARDC and the Company incurred $300,000 in fees for the four franchise concepts brought to the Company by ARDC.

     In the year ended June 30, 2004, the Company entered into operating agreements for three of the concepts (Pauli's, Kokopelli, and CV) with the owners of the exclusive rights to the names, trademarks, menus, operating systems and recipes for the concepts. The Company will provide the monies needed to start the sale of the franchises and other operating services for its 72.5% interest in Pauli's, 50% interest in Kokopelli and 50% interest in CV. As of the date of this report, no monies had been contributed by the Company to the operations of these three limited liability franchise companies.

5.   INTANGIBLE ASSETS

     In connection with the Company's acquisition of Fathom and sale of franchise rights to the Pauli's and Kirby franchises, intangible assets were recorded.

     The Company allocated $270,545 of its purchase price of Fathom to goodwill. The Company does not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment. The Company believes that there has been no impairment of the carrying value of goodwill of $270,545 as of June 30, 2004.

     The Company acquired its interests in Pauli's and Kirby through the issuance of 100,000 shares valued at approximately $15,000. As a result of these transactions, Pauli's and Kirby have capitalized the $18,037 cost of intangible assets such as tradenames, franchise rights, menus, etc. The Company is amortizing these assets on a straight line basis over the estimated useful lives of ten years. Amortization expense for these assets was not material during the year ended June 30, 2004.

     The aggregate amortization expense for the five years succeeding June 30, 2004, is estimated to be approximately:

                  2005                      $   1,804
                  2006                          1,804
                  2007                          1,804
                  2008                          1,804
                  2009                          1,804
                  Thereafter                    9,017
                                            ---------
                                            $  18,037
                                            =========

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

     The debenture may be converted at the option of the holder into common shares of the Company. The conversion price is the lesser of $0.25 or 80% of the average of the five lowest volume weighted average price during the 20 trading days prior to the election to convert. Upon conversion, the holder must simultaneously purchase shares of the Company's common stock in a dollar amount equal to 10 times the dollar amount of the debenture converted. The purchase price for such shares shall be the same as the debenture conversion price. The value of the beneficial conversion feature of $21,212 was recorded as a discount to the principal balance of the debenture and amortized immediately as interest expense because the debenture is convertible at any time at the option of the holder.

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

     The effective annual interest rate on the debenture is approximately 24% when the beneficial conversion feature is considered and approximately 48% when the beneficial conversion feature and the penalty interest are considered.

8.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, 2004 and 2003 consist of the following:

     Current tax provision (benefit)            $(2,166,000)        $    (5,900)
     Deferred tax provision (benefit)             2,166,000               5,900
                                                -----------         -----------

     Total income tax provision (benefit)       $         0         $         0
                                                ===========         ===========

     There were no material temporary book/tax differences for the period ended June 30, 2003. There was a deferred tax asset of $2,178,000 at June 30, 2004, relating to net operating loss carryforwards of approximately $223,000, differences in the income tax treatment of certain stock based compensation of $1,953,000 and book/tax differences in the bases of property and equipment of $2,000. The deferred income tax asset is fully offset by a valuation allowance of $2,178,000. The valuation allowance was increased by $2,166,000 in the year ended June 30, 2004. At June 30, 2004, there were federal and state net operating loss carryforwards of $606,000 which begin to expire in 2021 and 2008 respectively.

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

     In September 2003, the Company approved a 2003 Stock Compensation Plan for 1,000,000 shares to compensate employees and consultants. In addition, the Company entered into an agreement with a consultant whereby the consultant received 350,000 shares of the Company's common stock for services rendered.

     In October 2003, the Company entered into an agreement to acquire all of the outstanding shares of "ICEBERG FOOD SYSTEMS,CORP." ("IFSC"). IFSC was owned by a former officer and director of the Company. The only holdings of IFSC were 30,000,000 shares of the Company's common stock. As part of the agreement, IFSC distributed 14,465,000 shares of the Company's common stock to its shareholder. IFSC then became a wholly owned subsidiary of the Company with its only holdings being the remaining 15,535,000 shares of the Company's common stock. Effectively, the transaction was an acquisition of treasury stock by the Company. In exchange, the Company assumed a commitment to raise capital and develop the Iceberg Drive-In concept. The rights to develop that concept were previously held by IFSC. The Company was to assist IFSC in providing up to $1,130,000. The Company accounted for this transaction as an acquisition of treasury stock through the issuance of a note payable of $1,130,000. Subsequently, the note payable and an additional 1,125,000 shares were cancelled for a total of 16,660,000 shares of common stock returned to the Company.

     In November 2003, the Company acquired Fathom Business Systems in exchange for 750,000 shares of the Company's restricted common stock valued at $225,000. Other stock transactions in November 2003 included the issuance of 10,000 shares of Class B Convertible Preferred stock valued at $3,800,000 to 18 of the Company's existing shareholders, employees and consultants for services rendered; an agreement with a non-affiliate to acquire rights to a restaurant concept in return for 1,000,000 shares of the Company's common stock and a note payable for $400,000; and agreements with consultants whereby the consultants were issued 600,000 shares (100,000 and 500,000 respectively) of the Company's common stock for services to be rendered. The agreement for the rights to the restaurant concept and the agreement with the consultant for 500,000 shares was later rescinded, the shares were returned and the note payable was cancelled.

     In January 2004, the Company approved a Company Qualified Stock Option Plan for 4,000,000 shares of common stock to compensate employees. As of the year ended June 30, 2004 no stock options had been granted under the Plan. Subsequent to June 30, 2004, the Company approved increasing the total number of shares of common stock under the Plan to 15,000,000 with 5,000,000 of those shares to be registered immediately. Other stock transactions in January 2004 included an agreement with a consultant whereby the consultant received 650,000 shares of the Company's common stock for services rendered and a consulting agreement with a related party whereby the Company will receive six restaurant concepts in exchange for 500,000 shares of the Company's common stock for each concept. As of June 30, 2004 four concepts had been delivered to the Company and the Company had issued 2,000,000 shares of common stock to the related party valued at $375,000.

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

     In March 2004, the Company entered into consulting agreements in exchange for a total of 900,000 shares of common stock. Additionally, the Company entered into an employment agreement in which part of the compensation was paid in stock. The employee received 1,000,000 shares of common stock. The 1,000,000 shares must be returned if the employee leaves within 90 days or 800,000 shares must be returned if the employee leaves within one year of the date of the agreement.

     In April 2004, the Company approved the issuance of a stock dividend to shareholders of record on May 15, 2004. The stock dividend provided the Common Stock shareholders with one share for every three shares held. Other stock transactions in April 2004 included the issuance of 200,000 shares of common stock in exchange for advisory services rendered; the issuance of 100,000 shares of common stock valued at $15,000 for additional interests in Pauli's and Kirby; and an agreement with a related party for consulting services. As part of the related party agreement the affiliate would receive 30,000 shares of the Company's Series B Convertible Preferred Stock. The agreement for the issuance of the Series B stock was rescinded subsequent to June 30, 2004. The 30,000 shares were never issued.

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

10.  RELATED PARTY TRANSACTIONS

     The Company's former officers, directors and majority shareholders made advances to the Company in order for the Company to pay its operating expenses. Advances from shareholders were $6,058 and $14,500 for the years ended June 30, 2004 and June 30, 2003, respectively. Repayments of advances were $0 and $12,170 for the years ended June 30, 2004 and June 30, 2003, respectively. In addition, a shareholder forgave the balance due to him of $2,330 during the year ended June 30, 2003.

     In the year ended June 30, 2004, the Company entered into various agreements with American Restaurant Development Corp. ("ARDC"), an entity controlled by a significant shareholder of the Company. As of June 30, 2004 the shareholder held a beneficial interest in the Company totaling 11%. The Company contracted with ARDC to provide restaurant concepts for franchising. For each concept introduced to the Company, ARDC is to receive 500,000 shares of the Company's common stock and $125,000, $75,000 of which is paid immediately and the $50,000 balance as cash is received by the Company for franchise fees realized by the Company on such concepts. In addition, ARDC is to receive 50% of all non-refundable payments received by the Company for new franchise and area developer agreements. Additionally, ARDC will receive royalties equal 1% of the system wide revenues of each concept. During the year ended June 30, 2004, a total of 2,000,000 shares of the Company's common stock was issued to ARDC and the Company incurred $300,000 in fees for the four franchise concepts brought to the Company by ARDC.

     In addition, the Company reimburses ARDC for monthly rent expense of $1,374 incurred for office rent and $850 for housing provided to the Company's President. The office lease agreement is on a month-to-month basis. The lease term for the employee housing is one year expiring June 30, 2005. Total rent expense was $12,588 and $0 for the years ended June 30, 2004 and June 30, 2003, respectively.

     During the year ended June 30, 2004, the Company entered into an operating agreement with ALEXIS GROUP, LLC "ALEXIS" to operate a franchise company. ALEXIS is owned by the Company's Chairman of the Board. Pauli's Franchise Company, LLC was formed to provide an entity that is equally controlled by ALEXIS and the Company. ALEXIS will provide the exclusive rights of the Pauli's name, trademarks, menu, and recipes. The Company will provide the funds for start-up and operating services. At June 30, 2004 the Chairman of the Board held a 25% interest in Pauli's Franchise Company, LLC, the Company held a 72.5% interest and an unrelated party held the remaining 2.5% interest.

11.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2004 the Company approved increasing the total number of shares under the Company Qualified Stock Option Plan to 15,000,000 with 5,000,000 of those to be registered immediately.

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

                                    BGR Corporation
                                     (Registrant)

           Signature                     Title                      Date
           ---------                     -----                      ----


/s/ Janet Crance                 Chief Financial Officer        October 25, 2004
----------------------------
Janet Crance

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                      Date
           ---------                     -----                      ----

/s/ Bradford Miller              President                      October 25, 2004
----------------------------
Bradford Miller


/s/ James Medeiros               Secretary                      October 25, 2004
----------------------------
James Medeiros


/s/ Janet Crance                 Treasurer                      October 25, 2004
----------------------------
Janet Crance