Form 10KSB/A
period 2004-06-30
BGR CORP
filed 2004-10-27
CIK 1160598

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

                                    BGR Corporation
                                     (Registrant)

           Signature                     Title                      Date
           ---------                     -----                      ----


/s/ Janet Crance                 Chief Financial Officer        October 26, 2004
----------------------------
Janet Crance

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                      Date
           ---------                     -----                      ----

/s/ Bradford Miller              President                      October 26, 2004
----------------------------
Bradford Miller


/s/ James Medeiros               Secretary                      October 26, 2004
----------------------------
James Medeiros


/s/ Janet Crance                 Treasurer                      October 26, 2004
----------------------------
Janet Crance