Form 10QSB
period 2004-09-30
BGR CORP
filed 2004-11-19
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2004

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


                                 (602) 443-2308
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of November 12, 2004 was 47,958,351 shares of common stock, par value $.0001.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of September 30, 2004 (Unaudited) ..................   2

     Statements of Operations for the quarters ended September 30, 2004
     and September 30, 2004 (Unaudited) ..................................   3

     Statements of Stockholders' Equity for the quarter ended
     September 30, 2004 and the year Ended June 30, 2004 .................   4

     Statements of Cash Flows for the quarters ended September 30, 2004
     and September 30, 2003 (Unaudited) ..................................   5

     Notes to the Consolidated Financial Statements ......................   7

Item 2. Management's Discussion and Analysis .............................  20

Item 3. Controls and Procedures ..........................................  25

                                    PART II.
                               OTHER INFORMATION

Item 2. Changes in Securities ............................................  26

Item 6. Exhibits and Reports on Form 8-K .................................  26

SIGNATURES ...............................................................  27

BGR CORPORATION
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                                                        $     7,025
   Accounts receivable                                                              84,349
   Deferred financing cost, net                                                      3,333
   Advance to officer                                                                2,741
                                                                               -----------
      Total current assets                                                          97,448
                                                                               -----------
PROPERTY AND EQUIPMENT
   Computers and equipment, net                                                      4,638
                                                                               -----------
OTHER ASSETS
   Intangible assets                                                                18,037
   Goodwill                                                                        225,709
                                                                               -----------
      Total assets                                                             $   345,832
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $   279,151
   Unearned revenue                                                                125,000
   Due to shareholders                                                               2,350
   Notes payable - current portion                                                 100,000
   Debenture payable                                                               127,500
                                                                               -----------
      Total current liabilities                                                    634,001
                                                                               -----------
NONCURRENT LIABILITIES
   Notes payable - long-term                                                       100,000
                                                                               -----------
      Total noncurrent liabilities                                                 100,000
                                                                               -----------

TOTAL LIABILITIES                                                                  734,001
                                                                               -----------
STOCKHOLDERS' DEFICIT:
   Convertible preferred stock, Series A, $10.00 par value,
    125,000 authorized, 0 shares issued and outstanding                                 --
   Convertible preferred stock, Series B, $.001 par value,
    1,000,000 shares authorized, 10,000 shares issued and outstanding            3,800,000
   Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 38,972,351 shares issued and outstanding                             3,897
   Additional paid-in capital                                                    1,938,907
   Deferred compensation                                                          (192,000)
   Accumulated deficit                                                          (5,938,973)
                                                                               -----------
      Total stockholders' deficit                                                 (388,169)
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   345,832
                                                                               ===========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 FOR THE THREE          FOR THE THREE
                                                 MONTHS ENDED           MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                    2004                   2003
                                                 -----------            -----------
REVENUE                                          $    31,309            $        --
                                                 -----------            -----------

COST OF REVENUE                                        5,504                     --
                                                 -----------            -----------

      Gross profit                                    25,805                     --
                                                 -----------            -----------
COSTS AND EXPENSES:
   General and administrative expenses               439,119                132,810
                                                 -----------            -----------
      Total costs and expenses                       439,119                132,810
                                                 -----------            -----------
INCOME (LOSS) FROM OPERATIONS                       (413,314)              (132,810)

OTHER INCOME (EXPENSE)
   Impairment of goodwill                            (44,836)                    --
   Interest income                                     3,024                     --
   Financial and interest expense                     (4,352)                    --
   Minority interest                                   2,510                     --
                                                 -----------            -----------
      Total other expense                            (43,654)                    --
                                                 -----------            -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (456,968)              (132,810)

INCOME TAXES                                              --                     --
                                                 -----------            -----------
NET (LOSS)                                       $  (456,968)           $  (132,810)
                                                 ===========            ===========
NET INCOME (LOSS) PER COMMON SHARE
   Total basic and diluted                       $     (0.01)           $         *
                                                 ===========            ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)                  35,833,889             34,625,974
                                                 ===========            ===========

* - less than $0.01 per share

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                                    CONVERTIBLE
                                                      COMMON STOCK            PREFERRED STOCK SERIES B
                                                 -----------------------      ------------------------
                                                 SHARES           AMOUNT        SHARES         AMOUNT
                                                 ------           ------        ------         ------
BALANCE JUNE 30, 2003                          34,573,800       $  3,457            --       $       --

Cancellation of shares previously issued      (16,660,000)        (1,666)
Shares issued for cash                            429,000             43            --               --
Shares issued for services                      5,500,000            550
Shares issued for business acquisitions           850,000             85
Preferred Class B issued for services                                           10,000        3,800,000
Value of beneficial conversion feature
Shares issued for deferred compensation         2,000,000            200
Amortization of deferred compensation
Shares issued for stock dividend                7,959,600            796

Net Loss                                               --             --            --               --
                                              -----------       --------       -------       ----------
BALANCE JUNE 30, 2004                          34,652,400          3,465        10,000        3,800,000

Adjustment of shares for stock dividend               (49)            --

Shares issued for services                      4,320,000            432

Amortization of deferred compensation

Net Loss
                                              -----------       --------       -------       ----------
BALANCE AT SEPTEMBER 30, 2004                  38,972,351       $  3,897        10,000       $3,800,000
                                              ===========       ========       =======       ==========

                                                                ADDITIONAL
                                                DEFERRED         PAID-IN         ACCUMULATED
                                              COMPENSATION       CAPITAL           DEFICIT           TOTAL
                                              ------------       -------           -------           -----
BALANCE JUNE 30, 2003                          $      --       $    73,393       $   (76,875)     $      (25)

Cancellation of shares previously issued                             1,666                                --
Shares issued for cash                                              89,957                            90,000
Shares issued for services                                       1,059,192                         1,059,742
Shares issued for business acquisitions                            239,915                           240,000
Preferred Class B issued for services                                                              3,800,000
Value of beneficial conversion feature                              21,212                            21,212
Shares issued for deferred compensation         (240,000)          239,800                                --
Amortization of deferred compensation             32,000                                              32,000
Shares issued for stock dividend                                      (796)                               --

Net Loss                                                                --        (5,405,130)      (5,405,130)
                                               ---------       -----------       -----------      ----------
BALANCE JUNE 30, 2004                           (208,000)        1,724,339        (5,482,005)       (162,201)

Adjustment of shares for stock dividend                                 --                                --

Shares issued for services                                         214,568                           215,000

Amortization of deferred compensation             16,000                                              16,000

Net Loss                                                                            (456,968)       (456,968)
                                               ---------       -----------       -----------      ----------
BALANCE AT SEPTEMBER 30, 2004                  $(192,000)      $ 1,938,907       $(5,938,973)     $ (388,169)
                                               =========       ===========       ===========      ==========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE       FOR THE THREE
                                                                    MONTHS ENDED        MONTHS ENDED
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                       2004                2003
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                        $(456,968)          $(132,810)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation                                                         3,738                  --
    Amortization of deferred financing cost                                667                  --
    Amortization of deferred compensation                               16,000                  --
    Impairment of goodwill                                              44,836                  --
    Minority interest                                                   (2,510)                 --
    Common stock issued as consideration for services                  215,000              99,966
  Changes in assets and liabilities (net of business acquisition):
    Accounts receivable                                                (13,523)                 --
    Franchise fees receivable                                          (60,000)                 --
    Prepaids                                                            (4,000)            (24,963)
    Interest receivable                                                  1,414                  --
    Accounts payable and accrued liabilities                            (2,181)              4,509
    Unearned revenue                                                   125,000              (2,156)
                                                                     ---------           ---------
       Net cash used in operating activities                          (132,527)            (53,298)
                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to affiliate                                                     --              (1,000)
  Advances to officer                                                   (2,741)                 --
                                                                     ---------           ---------
       Net cash used in investing activities                            (2,741)             (1,000)
                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of advances from shareholder                                (3,708)                 --
  Proceeds from notes payable and convertible debenture                100,000                  --
  Common stock issued for cash                                              --              55,000
                                                                     ---------           ---------
      Net cash provided from financing activities                       96,292              55,000
                                                                     ---------           ---------

INCREASE IN CASH AND EQUIVALENTS                                       (38,976)                702

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                               46,001                  --
                                                                     ---------           ---------

CASH AND EQUIVALENTS, END OF PERIOD                                  $   7,025           $     702
                                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE       FOR THE THREE
                                                                    MONTHS ENDED        MONTHS ENDED
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                       2004                2003
                                                                     ---------           ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $      --           $      --
                                                                     =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for business acquisitions
   and franchise rights                                              $      --           $      --

   The accompanying notes are an integral part of these financial statements.

BGR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

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

   REVENUE RECOGNITION - Revenue is recognized on hardware and installation of point-of-sale systems when the system has been installed and the Company has received customer acceptance and there is no material ongoing commitment on the part of the Company. Cost of revenues includes the cost of hardware items and labor. Initial franchise fees are deferred until substantially all services and conditions relating to the sale of the franchise have been performed or satisfied (i.e. until the franchise is open for business).

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

   Warrants to purchase 2,777,500 shares of common stock were excluded from the calculation for the year ended June 30, 2004, because inclusion of such would be anti-dilutive. Also excluded from the calculation were 10,000 shares of Series B Convertible Preferred Stock issued during the year ended June 30, 2004. These shares are convertible into 10,000,000 shares of common stock. However, the Series B Convertible Preferred Stock is only convertible upon the Company attaining certain operating milestones, none of which were met at September 30, 2004.

   The following presents the computation of basic and diluted loss per share from continuing operations for the three months ended September 30:

                                                  2004                                        2003
                                     -------------------------------           --------------------------------
                                                                Per                                        Per
                                     Income       Shares       Share          Income         Shares       share
                                     ------       ------       -----          ------         ------       -----
   Net  Loss                       $(456,968)                               $(132,810)

   Preferred stock dividends              (0)                                      (0)
                                   ---------                                ---------
   Loss available to common
    stockholders                   $(456,968)                               $(132,810)
                                   =========                                =========
   BASIC EARNINGS PER SHARE:

   Income available to common
   stockholders                    $(456,968)    35,833,889     $ (0.01)    $(132,810)       34,625,794        *
                                   =========                    =======     =========                     ======

   Effect of dilutive securities         N/A            N/A                          N/A           N/A

   DILUTED EARNINGS PER SHARE      $(456,968)    35,833,889     $ (0.01)    $(132,810)       34,625,794        *
                                   =========                    =======     =========                     ======

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

   INTANGIBLE ASSETS at September 30, 2004 consist of goodwill associated with the Company's acquisition of Fathom for the difference between the purchase price of the acquired business and the fair value of the identifiable net assets. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective July 1, 2002. As a result, the Company does not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. During the quarter ended September 30, 2004, intangible assets were reduced by $44,836 due to additional information received regarding the net book value of Fathom as of its acquisition date. This amount is reflected as impairment of goodwill. The Company believes that there have been no additional impairments of the carrying value of goodwill of $225,709 as of September 30, 2004.

   Additionally, the Company acquired the franchise rights of Pauli's and Kirby during the year ended June 30, 2004. These franchise rights are recorded at cost and are being amortized on a straight-line basis over the estimated useful life of 10 years. Amortization expense for these assets was not material for the quarter ended September 30, 2004.

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

3. ACCOUNTS RECEIVABLE

   Accounts receivable principally result from sales of hardware, installation of point-of-sale systems, fees from franchisees, the sale of area development agreements, the sale of corporate owned stores and certain related expenses paid for on behalf of the Company's franchisees.

4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at September 30, 2004:

     Computer  equipment                             $ 16,338
     Less accumulated depreciation                    (11,700)
                                                     --------
         Property and equipment, net                 $  4,638
                                                     ========

   Depreciation expense was $3,738 and $-0- for the quarters ended September 30, 2004 and 2003, respectively.

5.   BUSINESS ACQUISITIONS

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
                                                    ---------
                                                    $ 225,000
                                                    =========

   In connection with this acquisition, the Company allocated the purchase price in excess of the tangible assets and liabilities acquired as goodwill. The Company determined that the excess purchase price was not specifically connected with such things as tradenames, customer lists or existing contracts. During the quarter ended September 30, 2004, the intangible assets were reduced by $44,836 due to additional information received regarding the net book value of Fathom as of its acquisition date. This amount is reflected as impairment of goodwill in the financial statements for the quarter ended September 30, 2004.

   All revenue recognized in the accompanying statement of operations for the quarter ended September 30, 2004, relates to sales and services provided by the Fathom subsidiary.

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

   In the year ended June 30, 2004, the Company entered into various agreements with American Restaurant Development Corp. ("ARDC"), an entity controlled by a significant shareholder of the Company. As of September 30, 2004 the shareholder held a beneficial interest in the Company totaling approximately 10%. The Company contracted with ARDC to provide restaurant concepts for franchising. For each concept introduced to the Company, ARDC is to receive 500,000 shares of the Company's common stock and $125,000, $75,000 of which is paid immediately and the $50,000 balance as cash is received by the Company for franchise fees realized by the Company on such concepts. In addition, ARDC is to receive 50% of all non-refundable payments received by the Company for new franchise and area developer agreements. Additionally, ARDC will receive royalties equal 1% of the system wide revenues of each concept. During the year ended June 30, 2004, a total of 2,000,000 shares of the Company's common stock was issued to ARDC and the Company incurred $300,000 in fees for the four franchise concepts brought to the Company by ARDC. As of 6/30/04 no franchise units had been sold. There were no additional shares issued under these agreements in the quarter ended September 30, 2004. As of 9/30/04 ARDC had sold 5 units of the Kokopelli franchise for franchise fees of $25,000 each (total $125,000). Accordingly, as of the quarter ended September 30, 2004, the Company owed ARDC 50% of the franchise fees ($62,500) and the remaining balance ($50,000) on the franchise concept. The franchise fee revenue is deferred until the stores are opened.

   In the year ended June 30, 2004, the Company entered into operating agreements for three of the concepts (Pauli's, Kokopelli, and CV) with the owners of the exclusive rights to the names, trademarks, menus, operating systems and recipes for the concepts. The Company will provide the monies needed to start the sale of the franchises and other operating services for its 72.5% interest in Pauli's, 50% interest in Kokopelli and 50% interest in CV. There was no change in the interests held in the quarter ended September 30, 2004.

6. INTANGIBLE ASSETS

   In connection with the Company's acquisition of Fathom and sale of franchise rights to the Pauli's and Kirby franchises, intangible assets were recorded.

   The Company allocated $270,545 of its purchase price of Fathom to goodwill. The Company does not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment. During the quarter ended September 30, 2004, the Company determined that the carrying value of the goodwill was impaired and recorded an impairment write-down of $44,836. This amount is reflected as impairment of goodwill in the financial statements for the quarter ended September 30, 2004.

   The Company acquired its interests in Pauli's and Kirby through the issuance of 100,000 shares valued at approximately $15,000. As a result of these transactions, Pauli's and Kirby have capitalized the $18,037 cost of intangible assets such as tradenames, franchise rights, menus, etc. The Company is amortizing these assets on a straight line basis over the estimated useful lives of ten years. Amortization expense for these assets was not material during the quarter ended September 30, 2004.

   The aggregate amortization expense for the five years succeeding June 30, 2004, is estimated to be approximately:

      2005                      $  1,804
      2006                         1,804
      2007                         1,804
      2008                         1,804
      2009                         1,804
      Thereafter                   9,017
                                --------
                                $ 18,037
                                ========

7.   NOTES PAYABLE

   Notes payable as of September 30, 2004 was comprised of the following:

     Loan from an individual maturing June 30, 2007 Note payable
     $50,000, interest at 12% per annum, Interest due quarterly.       $ 50,000

     Loan from an individual maturing June 30, 2007 Note payable
     $50,000, interest at 12% per annum, Interest due quarterly.         50,000

     Loan from a related party maturing January 21, 2005 Note
     payable $50,000, interest at 8% per annum, Interest due on
     maturity.                                                           50,000

     Loan from an individual maturing February 28, 2005 Note
     payable $50,000, interest at 20% per annum, Interest of
     $5,000 due on maturity.                                             50,000
                                                                       --------
         Total                                                          200,000

     Less Current portion                                              (100,000)
                                                                       --------

     Long-term portion                                                 $100,000
                                                                       ========


     Principal payaments due as follows:

     Years ended June 30:                      2005                    $100,000
                                               2006                          --
                                               2007                     100,000
                                                                       --------

                                                                       $200,000
                                                                       ========

8. CONVERTIBLE DEBENTURE

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

   The Company defaulted on the interest payment provisions in the debenture. Consequently, the principal amount due under the debenture of $85,000 became immediately due and payable in cash plus a default penalty of $42,500 (150% of the principal amount) resulting in a total obligation of $127,500 plus any and all accrued interest. The per diem interest is $26.04. The default penalty of $42,500 was expensed as interest and financing costs in the financial statements for the year ended June 30, 2004. The effective annual interest rate on the debenture is approximately 24% when the beneficial conversion feature is considered and approximately 48% when the beneficial conversion feature and the penalty interest are considered. On October 14, 2004 a lawsuit was filed by the debenture holder against the Company. The debenture holder seeks to recover $130,026.04 ($127,500 plus accrued interest of $2,526.04) plus interest at the rate of $26.04 per day for each day after September 30, 2004 and additional damages of $15,000 through October 23, 2004 and an additional $15,000 for each 30 day period after October 23, 2004 that the amount due under the debenture is not paid. Subsequent to December 23, 2004 the amount increases to $20,000 for each 30 day period plus attorney and court costs.

9. STOCKHOLDERS' EQUITY

   In July 2003, the Company amended it Articles of Incorporation to reflect 100,000,000 authorized shares of Common Stock having a par value of $0.001 and 1,125,000 shares of Preferred Stock having a $10.00 par value for Preferred A and $0.001 par value for Preferred B. The authorized number of Class A Preferred Stock authorized to be issued is 125,000 shares with voting rights equivalent to five votes per share of Class A Preferred Stock. The Class A Preferred Stock is cumulative, with an annual dividend of 6%. Additionally, Class A Preferred Stock shall be convertible into five shares of common stock of the Company for every one Class A Preferred share. The authorized number of Class B Preferred Stock authorized to be issued is 1,000,000 shares. Each share of Class B Preferred Stock shall be entitled to voting rights equivalent to one vote. Additionally, 50% of the Class B Preferred Stock may be converted after 50 franchise units are sold and the remaining 50% may be converted after 50 additional franchise units are sold. On November 8, 2004, the Company approved the conversion of the 10,000 outstanding shares of Series B Preferred Stock into shares of the Company's Common Stock at the ratio of 1,000 shares for every 1 share held. Accordingly, 9,500,000 shares of Common Stock were approved to be issued in exchange for the 10,000 shares of Series B Preferred Stock.

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

   In April 2004, the Company approved the issuance of a stock dividend to shareholders of record on May 15, 2004. The stock dividend provided the Common Stock shareholders with one share for every three shares held. In addition, the Company entered into a marketing consultant agreement with ARDC whereby the Company will pay a stock fee of 3,000,000 restricted shares for every 50 franchise units sold. The agreement is for 5 years with a cumulative total of 500 units. If ARDC meets its performance requirements they will be issued a total of 30,000,000 shares of stock. As of September 30, 2004 ARDC had sold 5 units of the Kokopelli franchises. The shares are not payable to ARDC until they have sold the 50th, 100th, etc. Other stock transactions in April 2004 included the issuance of 200,000 shares of common stock in exchange for advisory services rendered; the issuance of 100,000 shares of common stock valued at $15,000 for additional interests in Pauli's and Kirby; and an agreement with a related party for consulting services. As part of the related party agreement the affiliate would receive 30,000 shares of the Company's Series B Convertible Preferred Stock. The agreement for the issuance of the Series B stock was rescinded subsequent to June 30, 2004. The 30,000 shares were never issued

   In June 2004, the Company entered into an employment agreement in which part of the compensation is paid in stock. The employee received 1,000,000 shares of common stock. The 1,000,000 shares must be returned if the employee leaves within 90 days or 800,000 shares must be returned if the employee leaves within one year of the date of the agreement. Additionally, a second employee received 500,000 shares of common stock for their services to the Company. There were no restrictions on these shares. Other stock transactions in June 2004 included an agreement with an attorney for legal services in exchange for 800,000 shares of the common stock.

   As of June 30, 2004 the Company was in default on a convertible debenture. In accordance with the default remedies the convertible debenture was accelerated. The fair value of the beneficial conversion feature is reflected in Additional Paid-in Capital in the amount of $21,212.

   In August 2004, the Company entered into a six month consulting agreement for business development and marketing services. The consultant was issued 2,000,000 shares of common stock. The shares were valued at $0.05 based on the trading value of the stock. As a result of this contract , a total of $100,000 was expensed in the accompanying statement of operations for the three month period ended September 30, 2004. In addition, the Company issued 100,000 shares, valued at $0.04 per share based on the trading value of the stock, to an individual as an incentive to lend the Company $50,000. As a result of this contract , a total of $3,333 (net of $667 of amortization) was capitalized as deferred financing cost in the accompanying balance sheet and $667 was amortized as expense in the accompanying statement of operations for the three month period ended September 30, 2004.

   In September 2004, the Company entered into a consulting agreement for business development and marketing services. The consultant was issued 2,000,000 shares of common stock. The shares were valued at $0.05 based on the trading value of the stock. As a result of this contract , a total of $100,000 was expensed in the accompanying statement of operations for the three month period ended September 30, 2004.

   In September 2004, the Company entered into a 3 month minimum consulting agreement that called for the either cash or stock payments for the services. The company chose to issue 120,000 shares of common stock for the September payment but intends to pay cash for any future payments. The shares were valued at $0.05 based on the trading value of the stock. As a result of this contract , a total of $6,000 was expensed in the accompanying statement of operations for the three month period ended September 30, 2004.

   In September 2004, the Company entered into a 4 month consulting agreement that requires payment of 200,000 shares of common stock. The Company issued 100,000 shares of common stock and is withholding the additional 100,000 shares as a performance bonus on the agreement. The shares were valued at $0.05 based on the trading value of the stock. As a result of this contract , a total of $5,000 was expensed in the accompanying statement of operations for the three month period ended September 30, 2004.

   Warrants - During the year ended June 30, 2004, the Company granted warrants to purchase 2,777,500 shares of common stock (275,000 granted at a price of $0.50 per share, expiring 2 years after issuance and 2,500,000 granted June 9, 2004 at a price of $1.00 per share, expiring June 9, 2007).

11. RELATED PARTY TRANSACTIONS

   The Company's former officers, directors and majority shareholders made advances to the Company in order for the Company to pay its operating expenses. Repayments of advances were $2,000 and $0 in the quarters ended September 30, 2004 and 2003, respectively.

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

   In addition, the Company reimburses ARDC for monthly rent expense of $1,374 incurred for office rent and $850 for housing provided to the Company's President. The office lease agreement is on a month-to-month basis. The lease term for the employee housing is one year expiring June 30, 2005. Total rent expense was $5,148 and $0 for the quarters ended September 30, 2004 and 2003, respectively.

   During the year ended June 30, 2004, the Company entered into an operating agreement with ALEXIS GROUP, LLC "ALEXIS" to operate a franchise company. ALEXIS is owned by the Company's Chairman of the Board. Pauli's Franchise Company, LLC was formed to provide an entity that is equally controlled by ALEXIS and the Company. ALEXIS will provide the exclusive rights of the Pauli's name, trademarks, menu, and recipes. The Company will provide the funds for start-up and operating services. At June 30, 2004 the Chairman of the Board held a 25% interest in Pauli's Franchise Company, LLC, the Company held a 72.5% interest and an unrelated party held the remaining 2.5% interest. There was no change in the interests owned in the quarter ended September 30, 2004.

12. SUBSEQUENT EVENTS

   On October 13, 2004, the Company negotiated a consulting agreement with Javelin Holdings, Inc. The agreement with Javelin provides for $15,000 upon execution of the agreement, $15,000 cash and a $30,000 60 day Convertible Note upon successful filing of requisite SEC docs. In addition, Javelin receives 5% of any Preferred Class of stock created for the benefit of the Company, 10% of any bridge financing and 5% of any subsequent financing. During October 2004, Javelin earned finders fee of $5,000 from the Company for two short-term convertible debentures in the amount of $25,000 each.

   On October 15, 2004, Kokopelli entered into an agreement with franchisees for the franchise rights to five Kokopelli stores. The term of the agreement is for 20 years. The INITIAL FRANCHISE FEE for the first store of $25,000 is payable upon execution of the Franchise Agreement. The INITIAL FRANCHISE FEES of $25,000 for the second, third, fourth and fifth stores are payable in two installments of $5,000 upon execution of the development agreement and the balance on the earlier of the date a lease agreement is executed or 90 days prior to the scheduled opening of the store. In addition to the franchise fees, the franchisees will pay a ROYALTY FEE to Kokopelli of 5% of the gross sales of the stores.

   On November 1, 2004, the Company negotiated a public relations consulting agreement with Javelin for $1,500 per month.

   On November 8, 2004, the Company approved the conversion of the 10,000 outstanding shares of Series B Preferred Stock into shares of the Company's Common Stock at the ratio of 1,000 shares for every 1 share held. Accordingly, 9,500,000 shares of Common Stock were approved to be issued in exchange for the 10,000 shares of Series B Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ending September 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

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

     On February 2, 2004, we executed an agreement with AZTECA Wrap Foods, LLC, or AZTECA. AZTECA is the owner and operator of KoKopelli's Mexican Grill. KoKopelli's is a fast casual Mexican restaurant specializing in made-to-order Mexican-style food. Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by AZTECA. Additionally, we are required to provide the funding to initiate the franchising of KoKopelli's through ARDC. AZTECA will provide exclusive rights to the "KoKopelli" name, trade marks, trade dress, operating system and recipes. In October of this year we sold five locations in the Phoenix area.

     In April 2004, we entered into a shareholders agreement with Alexis Group, LLC, or ALEXIS. ALEXIS is the owner and operator of Pauli's Home of the SteakBurger. Per the agreement, we own 72.5% of the joint venture entity, while the other 27.550% is owned by ALEXIS. Additionally, we are required to provide the funding to initiate the franchising of Pauli's through ARDC. ALEXIS will provide exclusive rights to the "Pauli's" name, trade marks, trade dress, operating system and recipes.

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

RESULTS OF OPERATIONS

     The Company had revenue of $31,309 for the three months ending September 30, 2004. This revenue relates to services provided by the new Fathom business unit.

     Total general and administrative operating expenses for the three months ending September 30, 2004 were $439,119 as compared to the three months ending September 30, 2003 which were $132,810. This increase from the prior year was due to a significant increase in consulting fees, which were primarily paid through the issuance of the Company's common stock.

     The Company recorded a net loss for the three months ending September 30, 2004 of $456,968 as compared to the three months ending September 30, 2004 which were $132,810. This loss was primarily due to the expense related to the issuance of stock to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

     The Company has allocated the excess of the purchase price of Fathom over the amounts allocated to tangible assets acquired and liabilities assumed as intangible assets. The Company is in the process of analyzing that amount to determine what amounts are to be allocated to intangible assets that can be identified and recognized as assets apart from goodwill. Consequently, there will likely be a reallocation of the amount reported as intangible assets on the accompanying balance sheet as of three months ending September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a cash outflow of $132,527 from continuing operations during the three months ending September 30, 2004, as compared to a net of $53,298 during the three months ending September 30, 2003.

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

     The following summarizes critical estimates made by management in the preparation of the financial statements:

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,178,000 deferred income tax asset related to net operating loss carry forwards and other book tax differences at September 30, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

     Goodwill was recognized in the Company's acquisition of Fathom. The Company does not have much operating history but believes that Fathom will increase its profitability and cash flow. During the quarter ended September 30, 2004, the Company determined that the carrying value of the goodwill was impaired and recorded an impairment write-down of $44,836. This amount is reflected as impairment of goodwill in the financial statements for the quarter ended September 30, 2004.

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

WE WILL FACE A VARIETY OF RISKS ASSOCIATED WITH ESTABLISHING AND INTEGRATING NEW JOINT VENTURES. The growth and success of our company's business will depend to a great extent on our ability to find and attract appropriate restaurant concepts with which to form joint ventures in the future. We cannot provide assurance that we will be able to:

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

ITEM 2. CHANGES IN SECURITIES

     In the quarter ended September 30, 2004, the Company issued 4,320,000 shares of its common stock as compensation for services. These shares were valued at an average of $0.05 per share.

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

     (b) The Registrant has not filed any Current Reports on Form 8-K during the three-month period covered by this Quarterly Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2004                   /s/ Bradford Miller
                                           -------------------------------------
                                           Bradford Miller, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 17, 2004                   /s/ Janet Crance
                                           -------------------------------------
                                           Janet Crance, Chief Financial Officer
                                           (Principal Accounting Officer)

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