Form 10QSB
period 2004-12-31
Franchise Capital Corp.
filed 2005-02-22
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act

    For the transition period from _____________ to _______________

                        Commission File Number 000-26887


                          FRANCHISE CAPITAL CORPORATION
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of February 11, 2005 was 5,341,701 shares of common stock, par value $.0001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

     Balance Sheet
          as of December 31, 2004 ........................................    3

     Schedule of Investments
          as of December 31, 2004 ........................................    4

     Statements of Operations
          for the Three Month Periods Ended December 31, 2004 ............    5

     Statements of Cash Flows
          for the Three Month Period Ended December 31, 2004 .............    6

     Notes to the Financial Statements ...................................    7

Item 2. Management's Discussion and Analysis .............................   12

Item 3. Controls and Procedures ..........................................   18

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities ............................................   19

Item 6. Exhibits and Reports on Form 8-K .................................   19

SIGNATURES ...............................................................   20

                          FRANCHISE CAPITAL CORPORATION
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

ASSETS

  Portfolio investments (equity in controlled companies)            $   315,709
  Advances to controlled companies                                      303,390
  Cash                                                                    2,213
  Deferred financing costs, net                                           2,666

FIXED ASSETS
  Computer Equipment, net                                                 1,538
                                                                    -----------
TOTAL ASSETS                                                        $   625,516
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Accounts payable and accrued expenses                             $   153,646
  Advances from shareholders                                              2,350
  Debentures payable, net of discount                                   207,741
  Notes payable, current portion                                        300,000
                                                                    -----------
TOTAL LIABILITIES                                                       663,737
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred Series C stock, $0.0001 par value, 30,000,000
   authorized, 13,500,000 issued and outstanding                          1,350
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 4,845,863 shares issued and outstanding                      485
  Additional paid-in capital                                          5,821,969
  Deferred compensation                                                (192,000)
  Accumulated deficit                                                (5,670,025)
                                                                    -----------
      Total stockholders' deficit                                       (38,221)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   625,516
                                                                    ===========

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                             SCHEDULE OF INVESTMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

                                                         Title of Security            December 31, 2004
    Portfolio Company                   Industry          Held by Company           Fair Value       Cost
    -----------------                   --------          ---------------           ----------       ----
Investments in Equity Securities:

Fathom Business Systems, Inc.          Retail              Common Stock  100.00%      225,709       225,709
Iceberg Food Systems, Inc.             Food Industry       Common Stock  100.00%           --            --
                                                                                      -------       -------

                                                                                      225,709       225,709
                                                                                      -------       -------
Investments in and advances to controlled companies:

Comstock Jake's Franchise Co., LLC     Food Industry       Partnership    45.00%        7,500         7,500
Cousin Vinnie's Franchise Co., LLC     Food Industry       Partnership    50.00%           --             -
Kirby Foo's Franchise Co., LLC         Food Industry       Partnership   100.00%        7,500         7,500
Kokopelli Mexican Grill Franchise Co   Food Industry       Partnership    50.00%       75,000        75,000
                                                                                      -------       -------

                                                                                       90,000        90,000
                                                                                      -------       -------

Total Investments                                                                     315,709       315,709
                                                                                      =======       =======

                          FRANCHISE CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE           FOR THE          FOR THE          FOR THE
                                                     THREE              SIX             THREE             SIX
                                                     MONTHS            MONTHS           MONTHS           MONTHS
                                                      ENDED             ENDED            ENDED            ENDED
                                                   DECEMBER 31,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                      2004              2004             2003             2003
                                                  ------------      ------------     ------------     ------------
INCOME                                            $     31,025      $     62,334     $      8,407     $      8,407

COST OF GOODS SOLD                                       8,304            13,808            4,975            4,975
  Gross profit                                          22,721            48,526            3,432            3,432

COSTS AND EXPENSES:
  General and administrative expense                   255,378           694,497          268,199          401,009
     Total                                             255,378           694,497          268,199          401,009

INCOME (LOSS) FROM OPERATIONS                         (232,657)         (645,971)        (264,767)        (397,577)

OTHER INCOME (EXPENSE)
  Goodwill impairment                                       --           (44,836)              --               --
  Minority interest                                         --             2,510               --               --
  Interest income                                           --             3,024               --               --
  Financial and interest expense                       (48,120)          (52,472)              --               --

INCOME (LOSS) BEFORE INCOME TAXES                     (280,777)         (737,745)        (264,767)        (397,577)

INCOME TAXES                                                --                --               --               --

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                   (280,777)         (737,745)        (264,767)        (397,577)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
NO INCOME TAX EFFECT                                   549,727           549,727               --               --

NET INCREASE (DECREASE) IN STOCKHOLDERS'
 EQUITY RESULTING FROM NET INCOME (LOSS)          $    268,950      $   (188,018)    $   (264,767)    $   (397,577)

NET INCOME (LOSS) PER COMMON SHARE
  Basic and diluted:
   Before cumulative effect of accounting change  $      (0.06)     $      (0.18)    $      (0.01)    $      (0.01)
   Cumulative effect of accounting change         $       0.13      $       0.14               $-               $-
  Total                                           $       0.07      $      (0.04)    $      (0.01)    $      (0.01)

WEIGHTED AVERAGE COMMON SHARES                       4,060,278         3,868,572       21,557,527       27,934,157

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE             FOR THE
                                                                   SIX MONTHS          SIX MONTHS
                                                                     ENDED               ENDED
                                                                   DECEMBER 31,        DECEMBER 31,
                                                                      2004                2003
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                                      $  (188,018)        $  (397,577)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Common stock issued as consideration for services                  296,000             347,466
    Depreciation                                                         3,909                  --
    Amortization of deferred financing cost                              1,334                  --
    Amortization of deferred compensation                               16,000                  --
    Amortization of beneficial conversion feature                       30,303                  --
    Impairment of goodwill                                              44,836                  --
    Minority interest                                                   (2,510)                 --
    Cumulative effect of accounting change                            (549,727)                 --
  Changes in assets and liabilities:
    Prepaid expenses                                                   (85,086)            (24,963)
    Accounts receivable                                               (219,703)              2,307
    Inventories                                                             --              13,567
    Accounts payable and accrued liabilities                            75,335             (18,319)
    Deferred revenue                                                   325,000                  --
                                                                   -----------         -----------
        Net cash used in operating activities                         (252,327)            (77,519)
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash invested in portfolio companies                                 (29,166)                 --
  Equipment                                                             (3,586)                 --
  Cash acquired in business  combination                                    --               3,619
                                                                   -----------         -----------
        Net cash provided by/(used in) investing activities            (32,752)              3,619
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholders, officers and affiliates                   (8,647)             19,059
  Proceeds from notes payable and convertible debentures               249,938                  --
  Common stock issued for cash                                              --              55,000
                                                                   -----------         -----------
        Net cash provided by financing activities                      241,291              74,059
                                                                   -----------         -----------

INCREASE/(DECREASE) IN CASH                                            (43,788)                159
CASH BEGINNING OF PERIOD                                                46,001                  --
                                                                   -----------         -----------

CASH END OF PERIOD                                                 $     2,213         $       159
                                                                   ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $        --         $        --
                                                                   ===========         ===========
  Income taxes paid                                                $        --         $        --
                                                                   ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock converted to common stock                        $ 3,800,000         $        --
                                                                   ===========         ===========
  Note payable issued to acquire business                          $        --         $   349,805
                                                                   ===========         ===========
  Common stock issued to acquire businesses                        $        --         $   525,000
                                                                   ===========         ===========
  Common stock issued to acquire treasury stock                    $        --         $ 1,130,000
                                                                   ===========         ===========

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2004


1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

     a. General

     FRANCHISE Capital Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001 as Cortex Systems, Inc. In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its true business nature. The Company invests in developing and franchising casual dining restaurants. The Company is seeking to acquire additional investments within this industry and has acquired the rights to at least one concept. To date, the Company has had no revenues associated with these activities. Effective December 17, 2004, the Company as an internally managed, closed end investment company elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

     As a business development company, we provide long-term debt and equity investment capital to support the expansion of companies in the casual, fast food restaurant industry. We generally invest in private, small to middle market companies that lack access to public capital or whose securities may not be marginable. Today, our investment and lending activity is generally focused in private finance.

     Our investment portfolio consists primarily of equity investments in companies, which may or may not constitute a controlling equity interest. At December 31, 2004 our investment portfolio totaled $315,709 at cost. Our investment objective is to achieve current income.

     The Company did not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code .

     b. Going Concern

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

     The accompanying financial statements reflect the accounts of Franchise Capital Corporation, and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it will be successful in the management of its investment portfolio. However, the Company will likely require additional debt or equity capital in order to implement its business plan. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Franchise Capital Corporation changed to a Business Development Company, effective December 17, 2004. Therefore, the prior periods are no longer directly comparable. The balance sheet as of December 31, 2004, is presented to reflect the change to a BDC. The statements of operations for the periods ended December 31, 2004, are presented as if the all of the Company's portfolio companies are consolidated through the last day of the period. The Company determined that the effect of segregating operations for December 18, through December 31, would not be material. The Company's Board of Directors determined that absent any other operating information, all investments are valued at cost.

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

3.   ACCOUNTING CHANGE

     As a result of the Company converting to a Business Development Company, the Company changed its accounting principles. The primary difference relates to the accounting for investments. The investments that were previously consolidated, are now reflected at the estimated fair value of those investments. The Company estimated that the investments at cost approximate fair value. The effect of recoding those investments at the original cost and adjusting for the previously recorded consolidated net losses of those investments was $549,727.

4.   CONVERTIBLE DEBENTURE

     During the year ended June 30, 2004 the Company issued a 2-year 7.5% convertible debenture amounting to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock. During the three months ended December 31, 2004, this debenture was increased to $177,438.

     On October 14, 2004 the Company issued a six month convertible debenture amounting to $25,000, with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion. The debenture may be converted, at the option of the Company, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.

     On October 4, 2004, the Company issued a six month convertible debenture amounting to $25,000, with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion. The debenture may be converted, at the option of the Company, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion

     On December 1. 2004, the Company issued a twelve month convertible debenture amounting to $50,000, with interest of $1,250 payable quarterly beginning March 1, 2005. The debenture may be converted, at the option of the holder, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion. The debenture may be converted, at the option of the Company, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.

     For the debentures issued in the period ended December 31, 2004, the Company computed the beneficial conversion feature to be equal to the face amount of the debentures. The $100,000 discount is being amortized over the terms of the debt. During the three month period ended December 31, 2004, $30,303 of the discount was amortized leaving a remaining discount of $69,697.

5.   CAPITAL STOCK

     The Company declared a 6 for 1 stock split during the year ended June 30, 2003. The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this stock split.

     During the three months ended December 31, 2003, the Company sold 125,000 shares of its common stock for $55,000. In connection with this sale of common stock, the Company also granted 137,500 warrants to acquire the Company's common stock at $0.50 per share.

     Also during the three months ended December 31, 2003, the Company granted 275,000 shares of its common stock to consultants as consideration for services rendered. The shares were valued at the trading price of the common shares aggregating to $99,966.

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

     During the three months ended September 30, 2004, the Company sold 140,000 shares of its common stock for $35,000.

     Also during the three months ended September 30, 2004, the Company granted 3,050,000 shares of its common stock to consultants as consideration for services rendered. The shares were valued at the trading price of the common shares aggregating to $602,275.

     On October 13, 2004, the Company negotiated a consulting agreement with Javelin Holdings, Inc. The agreement with Javelin provides for $15,000 upon execution of the agreement, $15,000 cash and a $30,000 60 day Convertible Note upon successful filing of requisite SEC documents. In addition, Javelin receives 5% of any Preferred Class of stock created for the benefit of the Company, 10% of any bridge financing and 5% of any subsequent funding. During October, 2004, Javelin earned finders fee of $5,000 from the Company for two short-term convertible debentures in the amount of $25,000 each.

     In November 2004, the Company converted its Preferred Series B stock into common stock. This conversion resulted in the retiring of all Preferred Series B stock, and issuance of 10,000,000 shares of common stock.

     In December, 2004, the Company approved a reverse 1 for 10 common stock split.

     In conjunction with the transactions discussed in Note 4, the Company issued an aggregate of 5,015,000 shares of its common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained in this section should be read in conjunction with the Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10Q. The 10Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (3) interest rate volatility could adversely affect our results, (4) the risks associated with the possible disruption in the Company's operations due to terrorism and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

EXECUTIVE OVERVIEW

     The Company was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. We were originally a development stage company that intended to establish memory clinics in several different locations in North America. We were unable to successfully execute this business plan. As a result, in July of 2003, we changed the Company's name to BGR Corporation, replaced or reconstituted the management and board of directors and changed our business focus. The Company's focus was on acquiring new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the United States. On January 20, 2003, we entered into an agreement with American Restaurant Development Corporation, or ARDC, to grow restaurant concepts into a fully viable franchise system and to expand each restaurant concepts nationwide. The controlling shareholder of ARDC is our largest shareholder. To date, we have formed four joint ventures with different restaurant concepts under this model.

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

     In April 2004, we executed a shareholders agreement with Brian Ruggiero, the owner and operator of Cousin Vinnie's Italian Diner. The Cousin Vinnie's concept was brought to FRANCHISE CAPITAL Corporation by American Restaurant Development Corporation ("ARDC"). Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by Ruggiero. Additionally, we are required to provide the funding to initiate the franchising of Cousin Vinnie's through ARDC. Ruggiero will provide exclusive rights to the "Cousin Vinnie's" name, trade marks, trade dress, operating system and recipes.

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

     On December 17, 2004 the Company changed its name to Franchise Capital Corporation. The Board of Directors felt this name more closely defined its true operations, of investing in small, start up companies.

     Effective December 23rd, 2004, the Company converted to a Business Development Company under the Investment Company Act of 1940. Upon completion of this conversion, they became an internally managed, diversified, closed-end investment company. Prior to the conversion they were a diversified holding company. Since the conversion to a Business Development Company occurred at the end of the quarter, the financials in this quarterly report reflect the Company operating as a diversified holding company for the 3 months ended December 31, 2004.

RESULTS OF OPERATIONS

     The Company generated revenues of $31,025 during the three months ending December 31, 2004. Revenues in future periods will be generated from dividends received from investments, gains on the sale of investments, management fees charged to portfolio companies, and unrealized gains resulting from the appreciation of investments.

     Total general and administrative operating expenses for the three months ending December 31, 2004 were $255,378. As a result, the Company recorded a net loss from operations for the three months ending December 31, 2004 of $232,657. This loss was primarily due to the expense related to legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a cash outflow of $252,327 from operations during the six months ending December 31, 2004, as compared to a net of $77,519 during the six months ending December 31, 2003. This increase was due to legal and accounting fees, as well as salaries for the officers.

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

     The following summarizes critical estimates made by management in the preparation of the financial statements:

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carry forwards. The Company has estimated a $2,225,000 deferred income tax asset related to net operating loss carry forwards and other book tax differences at December 31, 2004.
Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

     The Company has reviewed ASR 118 that deals with the valuation of assets held by investment companies. As a result of this review, the following guidelines were adopted:

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     * Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange
     *    Total revenues for the preceding twelve months
     *    Earnings before interest, taxes and depreciation
     *    Estimate of likely sales price of investment
     *    Net assets of investment
     *    Likelihood of investment generating positive returns

The estimated value of each investment shall be determined as follows:

     * Where no or limited revenues or earnings are present, then the value shall be the greater of the investments a) net assets, b) estimated sales price, or c) total amount of actual investment.
     * Where revenues and/or earnings are present, then the value shall be the greater of one times (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
     * Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is a reasonable doubt about the investment's ability to continue as a going concern.

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

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

     * does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;
     * is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or
     *    meets such other criteria as may be established by the SEC.

Control under the 1940 act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not presently a party to any legal action.

ITEM 2. CHANGES IN SECURITIES

     In September 2004, the Company issued 4,220,000 shares of its common stock to consultants as compensation for services. These shares were valued at $.05 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

   Exhibit
   Number                               Description
   ------                               -----------

      31.1 CEO Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 CFO Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Registrant has not filed any Current Reports on Form 8-K during the three-month period covered by this Quarterly Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 2005         /s/  Bradford Miller
                                  ----------------------------------------------
                                  Bradford Miller, President and Chief Executive
                                  Officer (Principal Executive Officer)


Dated:  February 22, 2005         /s/  Janet Crance
                                  ----------------------------------------------
                                  Janet Crance, Chief Financial Officer
                                  (Principal Accounting Officer)