Form 10QSB
period 2005-03-31
Franchise Capital Corp.
filed 2005-05-18
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2005

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


                           7400 E. McDonald Suite 121
                              Scottsdale, AZ 85050
                    (Address of principal executive offices)


                                 (480) 355-8142
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of April 7, 2005 was 18,927,305 shares of common stock, par value $.0001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

     Balance Sheet
          as of March 31, 2005 ............................................   3

     Schedule of Investments
          as of March 31, 2005 ............................................   4

     Statements of Operations
          for the Three Month Periods Ended March 31, 2005 ................   5

     Statements of Cash Flows
          for the Three Month Period Ended March 31, 2005 .................   6

     Notes to the Financial Statements ....................................   7

Item 2. Management's Discussion and Analysis ..............................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........  20

Item 4. Controls and Procedures ...........................................  20

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings .................................................  21

Item 2. Changes in Securities .............................................  21

Item 3. Defaults Upon Senior Securities ...................................  21

Item 4. Submission of Matters to Vote of Security Holders .................  21

Item 5. Other Information .................................................  21

Item 6. Exhibits and Reports on Form 8-K ..................................  21

SIGNATURES ................................................................  22

                          FRANCHISE CAPITAL CORPORATION
                                  BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)


INVESTMENTS:
  Investments in and advances to controlled
   companies, at fair value (cost $512,473)                         $   799,244
  Cash and cash equivalents                                              15,836
  Other assets                                                            3,427
                                                                    -----------

      Total assets                                                      818,507
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $    51,570
  Advances from shareholders                                              2,350
  Debentures payable                                                    446,227
  Amortization of beneficial conversion feature                         (46,035)

                                                                    -----------
      Total liabilities                                                 454,112
                                                                    -----------

TOTAL LIABILITIES                                                       454,112
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Preferred Series C stock, $0.0001 par value, 30,000,000
   authorized, 13,187.500 issued and outstanding                          1,319
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 16,289,627 shares issued and outstanding                   1,630
  Additional paid-in capital                                          6,159,646
  Deferred compensation                                                (192,000)
  Accumulated deficit                                                (5,606,200)
                                                                    -----------
      Total stockholders' deficit                                       364,395
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   818,507
                                                                    ===========

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                             SCHEDULE OF INVESTMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)


                                                       Title of Security              March 31, 2005
    Portfolio Company                   Industry        Held by Company           Fair Value       Cost
    -----------------                   --------        ---------------           ----------       ----
Investments in Equity Securities:

Fathom Business Systems, Inc.          Retail            Common Stock   100.00%    337,480        225,709
                                                                                  --------       --------

                                                                                   337,480        225,709
                                                                                  --------       --------
Investments in and advances to controlled companies:

Comstock Jake's Franchise Co., LLC     Food Industry     Partnership     45.00%      7,500          7,500
Cousin Vinnie's Franchise Co., LLC     Food Industry     Partnership     50.00%         --             --
Kirby Foo's Franchise Co., LLC         Food Industry     Partnership    100.00%      7,500          7,500
Kokopelli Mexican Grill Franchise Co   Food Industry     Partnership     50.00%    250,000         75,000
                                                                                  --------       --------

                                                                                   265,000         90,000
                                                                                  --------       --------
Total Investments                                                                  602,480        315,709
                                                                                  ========       ========

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                      PRIOR TO BECOMING A BUSINESS
                                                                           DEVELOPMENT COMPANY
                                                                --------------------------------------------

                                                 FOR THE          FOR THE          FOR THE          FOR THE
                                                  THREE             SIX             THREE            NINE
                                                 MONTHS           MONTHS           MONTHS           MONTHS
                                                  ENDED            ENDED            ENDED            ENDED
                                                MARCH 31,       DECEMBER 31,      MARCH 31,        MARCH 31,
                                                  2005             2004             2004             2004
                                               -----------      -----------      -----------      -----------
INCOME                                         $        --      $    62,334      $    31,238      $    39,645
UNREALIZED INCOME FROM PORTFOLIO COMPANIES         259,758               --

COST OF GOODS SOLD                                      --           13,808           18,416           23,391
                                               -----------      -----------      -----------      -----------
      Gross profit                                 259,758           48,526           12,822           16,254

COSTS AND EXPENSES:
  General and administrative expense               105,695          694,497          700,140        1,101,149
                                               -----------      -----------      -----------      -----------
      Total                                        105,695          694,497          700,140        1,101,149
                                               -----------      -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS                      154,063         (645,971)        (687,318)      (1,084,895)

OTHER INCOME (EXPENSE)
  Goodwill impairment                                               (44,836)              --               --
  Minority interest                                                   2,510               --               --
  Interest income                                                     3,024               --               --
  Financial and interest expense                   (36,237)         (52,472)              --               --
                                               -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                  117,826         (737,745)        (687,318)      (1,084,895)

INCOME TAXES                                            --               --               --               --
                                               -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                            $   117,826      $  (737,745)     $  (687,318)     $(1,084,895)

CUMULATIVE EFFECT OF CONVERSION TO BUSINESS
 DEVELOPMENT COMPANY, NET OF INCOME TAX
 EFFECT                                        $        --      $   549,727      $        --      $        --
                                               -----------      -----------      -----------      -----------
NET INCREASE (DECREASE) IN STOCKHOLDERS'
 EQUITY RESULTING FROM NET INCOME (LOSS)       $   117,826      $  (188,018)     $  (687,318)     $(1,084,895)
                                               ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                       $     0.024      $    (0.020)     $    (0.031)     $    (0.042)
                                               ===========      ===========      ===========      ===========
   Diluted                                     $     0.005      $    (0.020)     $    (0.031)     $    (0.042)
                                               ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,894,135       37,324,067       22,382,633       26,115,570
                                               ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
 FULLY DILUTED                                  34,519,282
                                               ===========

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    PRIOR TO BECOMING A BUSINESS
                                                                                         DEVELOPMENT COMPANY
                                                                              ------------------------------------------------

                                                             FOR THE            FOR THE            FOR THE            FOR THE
                                                              THREE               SIX               THREE              NINE
                                                             MONTHS             MONTHS             MONTHS             MONTHS
                                                              ENDED              ENDED              ENDED              ENDED
                                                            MARCH 31,         DECEMBER 31,        MARCH 31,          MARCH 31,
                                                              2005               2004               2004               2004
                                                           ----------         ----------         ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income (loss)                                       $  117,826         $ (188,018)        $ (687,318)        $(1,084,895)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consideration for services                            296,000                                949,742
    Depreciation and amortization                                 777              5,243              3,666               3,336
    Amortization of deferred compensation                                         16,000
    Amortization of beneficial conversion feature              23,662             30,303
    Impairment of goodwill                                                        44,836
  Changes in assets and liabilities (net of business
   acquisition):
    Prepaid expenses                                                             (85,086)                               (24,963)
    Accounts receivable                                       106,626           (219,703)            (1,627)                679
    Equipment, net of accumulated depreciation
    Unrealized appreciation of portfolio investments         (286,771)
    Inventories                                                                                                          13,567
    Intangibles                                                                                     637,605             (11,870)
    Accounts payable and accrued liabilities                 (102,076)            75,335             82,733              64,414
    Deferred revenue                                                             325,000
    Minority interest                                                             (2,510)
    Cumulative effect of accounting change                                      (549,727)                                    --
                                                           ----------         ----------         ----------         -----------
        Net cash used in operating activities                (139,956)          (252,327)            35,059             (89,990)
                                                           ----------         ----------         ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in business  combination                                                                                  3,619
  Cash invested in portfolio companies                                           (29,166)
  Purchase of computer equipment                                                  (3,586)           (16,338)            (16,338)
  Advances to affiliate/officers                                                      --             (4,620)             (9,970)
                                                           ----------         ----------         ----------         -----------
                                                                   --            (32,752)           (20,958)            (22,689)
                                                           ----------         ----------         ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                284,792                               337,275              90,000
  Proceeds from advances from shareholder                                         (8,647)                                24,409
  Repayment of notes payable and convertible debentures      (131,211)                             (349,805)
  Proceeds from notes payable and convertible debentures                         249,938                                     --
                                                           ----------         ----------         ----------         -----------
                                                              153,581            241,291            (12,530)            114,409
                                                           ----------         ----------         ----------         -----------

INCREASE IN CASH AND EQUIVALENTS                               13,625            (43,788)             1,571               1,730

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       2,213             46,001                159                  --
                                                           ----------         ----------         ----------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                        $   15,838         $    2,213         $    1,730         $     1,730
                                                           ==========         ==========         ==========         ===========

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2005


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

   Our investment portfolio consists primarily of equity investments in companies, which may or may not constitute a controlling equity interest. At March 31, 2005 our investment portfolio totaled $602,480 at fair value. Our investment objective is to achieve current income.

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

   The accompanying financial statements reflect the accounts of Franchise Capital Corporation, and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it will be successful in the management of its investment portfolio. However, the Company will likely require additional debt or equity capital in order to implement its business plan. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Franchise Capital Corporation changed to a Business Development Company, effective December 17, 2004. Therefore, the prior periods are no longer directly comparable. The balance sheet as of March 31, 2005, is presented to reflect the change to a BDC. The statements of operations for the periods ended December 31, 2004, are presented as if the all of the Company's portfolio companies are consolidated through the last day of the period. The Company determined that the effect of segregating operations for December 18, through December 31, would not be material. The Company's Board of Directors determined that absent any other operating information, all investments are valued at cost.

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

   Income (Loss) Per Common Share - Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company has a complex capital structure and therefore there is a presentation for diluted loss per share.

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

4. CONVERTIBLE DEBENTURE

   During the year ended June 30, 2004 the Company issued a 2-year 7.5% convertible debenture amounting to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock. During the three months ended December 31, 2004, this debenture was increased to $177,438. Upon approval of the Company's change to a Business Development Company, the warrants were cancelled. As of March 31, 2005, we currently owe $238,177.

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

   On October 4, 2004, the Company issued a six month convertible debenture amounting to $25,000, with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion. The debenture may be converted, at the option of the Company, into common shares of the Company. The conversion price is 50% of the closing bid on the day the Company receives notice of conversion As of March 31, 2005 a total of 900,000 shares of common stock were issued as partial redemption of this debenture. Total balance at March 31, 2005 is $20,500.

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

   For the debentures issued in the period ended December 31, 2004, the Company computed the beneficial conversion feature to be equal to the face amount of the debentures. The $100,000 discount is being amortized over the terms of the debt. During the three month period ended March 31, 2005, $46,035 of the discount was amortized leaving a remaining discount of $53,965.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations,
contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates",
"expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2)economic downturns can disproportionately impact certain sectors in which we concentrate, and any future economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in the Company's operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

OVERVIEW

Franchise Capital Corporation. is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States primarily in the restaurant franchising industry. Effective December 23, 2004, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. Franchise Capital Corporation will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.

PORTFOLIO COMPOSITION AND ASSET QUALITY

Our primary business is lending to and investing in businesses, primarily in the restaurant franchising industry, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in portfolio companies. The total fair value of investments in non-publicly traded securities was $602,480 and $315,709 at March 31, 2005 and December 31, 2004, respectively (exclusive of unearned income).

The following table summarizes Franchise Capital Corporation's assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:

                                                    March 31,      December 31,
                                                      2005             2004
                                                    -------          -------
ASSETS HELD:
  Majority Owned Companies (a):
    Investments in and advances to                  799,244          619,099
  Controlled Companies (b):
  Other Affiliates (c):
    Loans at fair value                                   0                0
    Equity Investments at fair value                      0                0

                                                   Nine Months Ended March 31,
                                                      2005             2004
                                                    -------          -------

INCOME RECOGNIZED:
  From Majority Owned Companies (a):
    Interest and fee income                       $      0         $      0
  From Controlled Companies (b):
  From Other Affiliates (c): 1
    Interest and fee income                              0                0
    Net change in unrealized appreciation
     (depreciation) on investments                 286,771                0
    Realized losses on investments                      --               --

----------
(a) Majority owned companies are generally defined under the Investment Company Act of 1940 as companies in which Franchise Capital Corporation owns more than 50% of the voting securities of the company.
(b) Controlled companies are generally defined under the Investment Company Act of 1940 as companies in which Franchise Capital Corporation owns more than 25% but not more than 50% of the voting securities of the company.
(c) Other affiliates are generally defined under the Investment Company Act of 1940 as companies in which Franchise Capital Corporation owns at least 5% but not more than 25% of the voting securities of the company.

ASSET QUALITY

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. As of March 31, 2005 and December 31, 2004, unrealized appreciation on investments totaled $259,758 and $0, respectively. For additional information on the change in unrealized depreciation on investments, see the section entitled "Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders' Equity from Earnings".

We monitor loan concentrations in our portfolio, both on an individual loan basis and on a sector or industry basis, to manage overall portfolio performance due to specific customer issues or specific industry issues.

We monitor individual customer's financial trends in order to assess the appropriate course of action with respect to each customer and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual investment on a quarterly and, in some cases, a monthly or more frequent basis. Because we are a provider of long-term privately negotiated investment capital to growth-oriented companies and we actively manage our investments through our contract structure, we do not believe that contract exceptions such as breaches of contractual covenants or late delivery of financial statements are necessarily an indication of deterioration in the credit quality or the need to pursue remedies or an active workout of a portfolio investment.

When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

As of March 31, 2005 and December 31, 2004, none of the loans to our other affiliates were on non-accrual status.

When principal and interest on a loan is not paid within the applicable grace period, we will contact the customer for collection. At that time, we will make a determination as to the extent of the problem, if any. We will then pursue a commitment for immediate payment and will begin to more actively monitor the investment. We will formulate strategies to optimize the resolution process and will begin the process of restructuring the investment to better reflect the current financial performance of the customer. Such a restructuring may involve deferring payments of principal and interest, adjusting interest rates or warrant positions, imposing additional fees, amending financial or operating covenants or converting debt to equity. In general, in order to compensate us for any enhanced risk, we receive appropriate compensation from the customer in connection with a restructuring. During the process of monitoring a loan that is out of compliance, we will in appropriate circumstances send a notice of non-compliance outlining the specific defaults that have occurred and preserving our remedies, and initiate a review of the collateral. When a restructuring is not the most appropriate course of action, we may determine to pursue remedies available under our loan documents or at law to minimize any potential losses, including initiating foreclosure and/or liquidation proceedings.

OPERATING INCOME

Operating income includes interest income on commercial loans, advisory fees and other income. Interest income is comprised of commercial loan interest at contractual rates and upfront fees that are amortized into income over the life of the loan. Most of our loans contain lending features that adjust the rate margin based on the financial and operating performance of the borrower, which generally occurs quarterly.

The change in operating income from the nine months ended March 31, 2005 compared to the same period in 2004 is attributable to the following items: (Due to the conversion to a Business Development Company, effective December 23, 2005, the periods are not directly comparable.)


NINE MONTHS ENDED

MARCH 13, 2005

CHANGE DUE TO:


        Asset growth                               $259,758
        Increase in fee income                            0
        Interest and other income                     8,881
        Manufacturing income                              0
                                                   --------
     Total change in operating income              $268,639
                                                   ========

Total operating income for the nine months ended March 31, 2005 increased $268,639 to $308,284 from $39,645 for the nine months ended March 31, 2005. Operating income for the three months ended March 31, 2005 increased $841,381, to $154,063 from $(687,318) for the three months ended March 31, 2005.

OPERATING EXPENSES

Operating   expenses   include   interest   expense  on  borrowings,   including
amortization of deferred debt issuance costs, employee compensation, and general and administrative expenses.

The change in operating expenses from the nine months March 31, 2005 compared to the same period in 2004 is attributable to the following items:

NINE MONTHS ENDED

MARCH 31, 2005 VS. 2004

CHANGE DUE TO:

        Advertising & Selling                             (0)
        Interest Expense                               88709
        Depreciation & Amortization                    (-19)
        Salaries and benefits                         31,305
        General and administrative expense         (-420,952)
                                                   ---------
     Total change in operating expense             $(300,957)
                                                   =========

Total operating expenses for the nine months ended March 31, 2005 decreased $300,957 to $800,192 from $1,101,149 for the nine months ended March 31, 2005.
General and administrative expenses decreased $300,957 for the nine months ended March 31, 2005 as compared to the same period in 2004 primarily due to a decrease in the Company's reliance on outside consultants. Total operating expenses decreased $594,445 to $105,695 for the 3 months ended March 31, 2005, from $700,140 for the three months ended March 31, 2004.

NET OPERATING INCOME

Net operating income/loss before investment gains and losses (NOI) for the nine months ended March 31, 2005 totaled ($377,584) compared with a loss of $(1,084,895) for the nine months ended March 31, 2004.

NET INVESTMENT GAINS AND LOSSES

There were no realized gains or losses for the three and nine months ended March 31, 2005.

The net change in unrealized appreciation (depreciation) on investments of $259,758 for the nine months ended March 31, 2005 consisted of $259,758 of net appreciation less $0 advanced to controlled companies. The appreciation is related to additional equity interest granted an increase in the valuation of Kokopelli Franchise Company who commenced operations, and Fathom Business Systems, Inc., who continues to increase sales.

INCOME TAXES

We are taxed under Subchapter C of the Internal Revenue Code. We did not elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2004.

NET INCOME


Net income (loss) totaled $117,826 and $(619,919)for the three months and nine months ended March 31, 2005 compared to $(687,318) and ($1,084,895) for the three months and nine months ended March 31, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH, CASH EQUIVALENTS AND CASH, SECURITIZATION ACCOUNTS

At  March  31,  2005  and  December  31,  2004,   we  had  $15,836  and  $2,213,
respectively, in cash and cash equivalents. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash on hand, future equity offerings, and cash generated from operations to be adequate to meet our cash needs at our current level of operations. We generally fund new originations using cash on hand, borrowings under our credit facilities and equity financings.

During the third quarter of 2005, the Company raised $165,500 by selling 8,573,231 shares of common stock issued under Regulation E.

BORROWINGS

At March 31, 2005, we had aggregate outstanding borrowings of $446,227.

At December 31, 2004, we had aggregate outstanding borrowings of $507,741.

See the Notes to the Financial Statements for further discussion of our borrowings.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

INCOME RECOGNITION

Interest on commercial loans is computed by methods that generally result in level rates of return on principal amounts outstanding. When a loan becomes 90 days or more past due, or if we otherwise do not expect the customer to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment is well secured and in the process of collection.

In accordance with GAAP, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term. We currently do not have any interest income of this nature, but we may during future periods.

Loan origination fees are deferred and amortized as adjustments to the related loan's yield over the contractual life of the loan. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees. The borrowers granting these interests are typically non-publicly traded companies. We record the financial instruments received at estimated fair value as determined by our board of directors. Fair values are determined using various valuation models which attempt to estimate the underlying value of the associated entity. These models are then applied to our ownership share considering any discounts for transfer restrictions or other terms which impact the value. Changes in these values are recorded through our statement of operations. Any resulting discount on the loan from recordation of warrant and other equity instruments are accreted into income over the term of the loan.

VALUATION OF INVESTMENTS

At March 31, 2005, approximately 98% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

AT DECEMBER 31, 2004, THE BOARD OF DIRECTORS ELECTED TO EMPLOY A VALUATION METHOD CONSISTING OF COST BASIS FOR THOSE PORTFOLIO COMPANIES THAT WERE NOT YET OPERATIONAL, AND A METHOD OF GROSS REVENUE, NET REVENE AND NET ASSETS FOR THOSE COMPANIES THAT ARE OPERATIONAL. THE COMPANY WILL EMPLOYE INDEPENDENT BUSINESS VALUATION CONSULTANTS TO PROVIDE A VALUATION OF OUR EXISTING PORTFOLIO COMPANIES AND CERTAIN OTHER INVESTMENTS FOR THE YEAR ENDED JUNE 30, 2005.

VALUATION OF LOANS AND DEBT SECURITIES

As a general rule, we do not value our loans or debt securities above cost, but loans and debt securities will be subject to fair value write-downs when the asset is considered impaired. In many cases, our loan agreements allow for increases in the spread to the base index rate if the financial or operational performance of the customer deteriorates or shows negative variances from the customer's business plan and, in some cases, allow for decreases in the spread if financial or operational performance improves or exceeds the customer's plan.

VALUATION OF EQUITY SECURITIES

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, restricted and unrestricted publicly traded securities may be valued at discounts from the public market value due to restrictions on sale, the size of our investment or market liquidity concerns.

RECENT DEVELOPMENT

Kokopelli Franchise Company, LLC, a portfolio company specializing in the franchising of fast, casual sonoran style food, opened its first franchised restaurant in April. As a result, our valuation of Kokopelli Franchise Company was based on the projected operations of the franchise. We anticipate receiving royalty fee income from this and each franchise location as they develop.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income can be affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates.

As a business development company, we use a greater portion of equity to fund our business. Accordingly, other things being equal, increases in interest rates will result in greater increases in our net interest income and reductions in interest rates will result in greater decreases in our net interest income compared with the effects of interest rate changes on our results under more highly leveraged capital structures.

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reduction benefit. We monitor this position on an ongoing basis.

ITEM 4. CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date of this report, Franchise Capital Corporation carried out an evaluation, under the supervision and with the participation of Franchise Capital Corporation's management, including Franchise Capital Corporation's Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of Franchise Capital Corporation 's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and President and the Chief Financial Officer have concluded that Franchise Capital Corporation's current disclosure controls and procedures are effective in timely alerting them of material information relating to Franchise Capital Corporation that is required to be disclosed in Franchise Capital Corporation's SEC filings.

(b) There have not been any significant changes in the internal controls of Franchise Capital Corporation or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently a party to any legal action.

ITEM 2. CHANGES IN SECURITIES

There were no material changes in securities for the quarter ended March 31, 2005, other than the debenture conversions previously discussed.

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

Dated:  May 16, 2005                       /s/  Bradford Miller
                                           -------------------------------------
                                           Bradford Miller, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated:  May 16, 2005                       /s/  Janet Crance
                                           -------------------------------------
                                           Janet Crance, Chief Financial Officer
                                           (Principal Accounting Officer)