Form 10-K
period 2005-06-30
Franchise Capital Corp.
filed 2005-09-30
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended June 30, 2005

 Commission File Number: 000-26887

Franchise Capital Corporation

(Exact Name of Registrant as Specified in Its Charter)

                  Nevada                                                                                        98-0353403

(State or other jurisdiction of                                                                    (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

7400 E. McDonald Suite 121, Scottsdale, AZ 85050

(Address of principal executive offices)

(480) 355-8142

(Issuers telephone number, including area code)

N/A

(former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 23, 2005 was $2,036,206, based on the last sale price of $.03 as reported on the bulletin board.

The Registrant had 68,562,852 shares of common stock, $0.0001 par value, outstanding as of September 23, 2005.

FRANCHISE CAPITAL CORPORATION

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all if its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

Franchise Capital Corporation (“The Company”) was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation. Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation's partner, American Restaurant Development Company, is a professional restaurant designer, franchiser, and restaurant management company where principles have extensive experience in the industry. In December of 2004 the Company changed its name to Franchise Capital Corporation. The names “Franchise Capital Corporation”, "we", "our" and "us" used in this report refer to Franchise Capital Corporation.

On December 23, 2004, the company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, The Company plans to focus on current opportunities available to this attractive business model in these somewhat uncertain economic times.

Investment Strategy

As a Business Development Company, the Company is required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

Comstock Jake’s Franchise Co., LLC

Comstock Jake’s is a fast-casual/full-service family style dinner house concept. Jake’s is designed for end-cap and/or in-line locations with the typical square footage being 2800-3200 sq./ft, and seating for 80-100 inside and 30 in a patio setting. The principle feature of the restaurant is their special blend of top sirloin hamburgers, sized to their specifications, delivered fresh, never frozen. They serve all sandwiches on fresh-baked buns, baked daily in each store. Jake’s offers a unique variety of foods beyond their hamburgers, as the menu is designed to appeal to a diverse guest mix, including young, old, and the young-at-heart. Such tasty fare as grilled ribs, grilled chicken breast sandwiches, roasted chicken, gourmet salads, homemade hearty soups, corn bread, beer and wine, and ice cream shakes and sundaes, along with fast, friendly service, will play a part in Comstock Jake’s success

Cousin Vinnie’s Franchise Co., LLC

Cousin Vinnie’s Italian Diner is a Roman-inspired Italian Diner offering appetizers, made-to-order pasta dishes, thin crust pizzas, special meats, seafood and chicken (delivered fresh, never frozen), paninis, soups, salads and desserts all made to order in the customer’s full view. This Italian eatery is set in a casual, sophisticated, upscale environment that is incredibly fresh and consistently satisfying. Cousin Vinnie’s is postured closer to casual dining than the typical fast-casual format. This will position Cousin Vinnie’s to realize a $20-per-person daylong check average, with a solid lunch business with an $8-$9 average check. Cousin Vinnie’s is designed for end-cap and/or in-line locations, a third of the cost paying for a typical freestanding building. The typical square footage is 2800-3200 sq/ft, with seating for 85-110 inside and 30 in a patio setting.

Kirby Foo’s Franchise Co., LLC

Kirby Foo’s is a high-end, full-service/fast-casual Asian Grill concept and is positioned closer to casual dining than the typical fast-casual format. Kirby Foo’s is designed for end-cap and/or in-line locations with the typical square footage being 2500-3000 sq./ft, and seating for 70-90 inside and 30 in a patio setting. Kirby Foo’s food is simply prepared and of the highest quality and they offer a wide variety of food products, all of which are prepared in a casual dining environment. They serve special meats, seafood, and chicken all prepared to their specifications, delivered fresh, never frozen. Kirby Foo’s is unique in the variety of foods they offer beyond the typical Asian fare, such as Blackened Ahi Katsu, Panko Fried Filet of Beef, Nori Crusted Seabass, Crispy Pork Won Tons, Shrimp Thai-Fu, and Peking Roasted Duck. All designed to contribute to a diverse guest mix and high guest frequency.

Kokopelli Franchise Co., LLC

Kokopelli Sonoran Grill, founded in Phoenix, Arizona in 1997, specializes in Sonoran/Mexican cuisine featuring made-to-order big-burritos, tacos, fajitas, and other Mexican favorites. Kokopelli’s uses only the freshest ingredients with no preservatives, additives, or conditioners and only the highest quality meats, chicken, and seafood products at a reasonable price. Kokopelli differentiates itself from other fast-casual chains such as Chipotle, QDOBA, and Baja Fresh by serving authentic hand-blended Sonoran spices, beans slow-cooked everyday (never refried) and tortillas steamed to order, not held in a warmer. Additionally, Kokopelli serves many items found in full service Mexican restaurants such as Grilled Salmon with Mango Salsa, Steak Verde with Tomatilla Salsa, Pollo Colorado with Smoked Cheese and Peppers, beer, wine and frozen-margaritas, and also offers a variety of healthful and low-carb meal options.

Fathom Business Systems, Inc.

Fathom Business Systems is a licensed dealer of Point of Sale (POS) systems for restaurants of all types and sizes. Its president, James Medeiros, who has over 25 years of experience in the foodservice industry, heads the company. With a thorough working knowledge of restaurants, the company strives for cost-effective POS solutions for its clients. Fathom does not just sell register systems to restaurants, but also installs, services, and maintains them. The company is known for its fast, friendly, and personalized service.

Fit-n-Healthy Franchise Company, LLC

Fit & Healthy Market Café is a concept that will serve great tasting, nutritious meal that fits into a healthy lifestyle.  Each Fit-n-Healthy Market Café combines a quick-serve restaurant with a convenience-style retail store that carries the best health-oriented consumable products available for purchase.

Changes in our corporate structure

Effective December 17, 2004, the Company designated 30,000,000 shares of Series C Preferred Stock.  The Series C Preferred Stock is non-interest bearing, does not have voting rights and is not entitled to receive dividends.  Each share of Series C issued can be converted into Common Stock on a 1:1 basis.  In the event of a liquidation event, the Series C stock automatically converts into common stock based on the foregoing formula.  By designation, the Series C Preferred Stock is not affected by forward or reverse splits of the Company’s common stock or other adjustments to the Company’s capital structure.  The Series C is entitled to name three members of the Company’s Board of Directors at all times.

Effective January 14, 2005, we implemented a one for 10 reverse split of our common stock.  All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-K, have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or July 1, 2004.

Employees

During the fiscal year ended June 30, 2005, Franchise Capital Corporation had one employee. Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code Of Ethics, Audit Committee Charter And Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter on December 23, 2004.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Franchise Capital Corporation’s code of ethics is filed as an exhibit to this Form 10-K.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. Franchise Capital Corporation’s audit committee charter is filed as an exhibit to this Form 10-K.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Franchise Capital Corporation’s investment committee charter is filed as an exhibit to this Form 10-K.

ITEM 2.

PROPERTIES

The Company maintains it offices at 7400 E. McDonald Suite 121, Scottsdale, AZ 85050, where it subleases three offices spaces at a monthly rate of $2,889.00. The lease term is month to month. Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of Franchise Capital Corporation was held on December 16, 2004 where the following matters were voted upon, and approved, by the shareholders:

a)

To authorize 5,030,000,000 shares of capital stock of the Company, of which 5 billion shares will relate to Common Stock and 30,000,000 million shares will relate to preferred stock, subject to further designation by the Board of Directors of the Company; and

b)

To amend Article I of the Articles of Incorporation to read as follows: "The name of this corporation is Franchise Capital Corporation", and

c)

To effect one-for-ten reverse stock split of the Company's common stock (the "Common Stock") by reducing the number of issued and outstanding shares of Common Stock from 48,458,351 to approximately 4,845,835 (the "Reverse Split"); and

d)

To authorize the Company's Board of Directors, without the consent of the stockholders of the corporation, to adopt any recapitalization affecting the outstanding shares of capital stock of the corporation by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of the corporation, with appropriate adjustments to the corporation's capital accounts, provided that the recapitalization does not affect the ratio of unissued to authorized capital stock of that class; and

e)

To approve the issuance of 2,777,500 warrants to purchase shares of the Company's common stock.

f)

To approve the Company's Stock Option Plans.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “FCCN”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since June 2004 through June 30, 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2004	0.053	0.046	0.051
12/31/2004	0.015	0.013	0.013
3/31/2005	0.10	0.083	0.91
6/30/2005	0.027	0.020	0.022

Holders of record

As of June 30, 2005 there were approximately 72 holders of record of the Company’s common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  Among the information provided was the fact that the securities issued were restricted securities.  No commissions were paid in connection with the transactions described below unless specifically noted.

As of June 30, 2005 Franchise Capital Corporation had 32,927,305 shares of common stock outstanding.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of June 30:
	2005	2004	2003	2002
Total asset	$ 1,052,436	$ 355,199	$ -	$ 73,772
Total liabilities	$ 655,127	$ 517,400	$ 25	$ 34,444
Net assets	$ 397,309	($ 162,201)	($25)	$ 39,328
Net asset value per outstanding share	$ 0.012	($0.005)	($0.00)	$ 0.007
Shares outstanding, end of fiscal year	32,927,305	34,652,400	34,573,800	5,762,300

Operating Data:
	January 1, 2005 to June 30, 2005(1)	July 1, 2004 to December 31, 2004	June 30, 2004	June 30, 2003	June 30, 2002
Total investment income	$ -	$ 62,334	$ 108,974	$ 2,625	$ 68
Total expenses	$ 749,103	$ 805,613	$ 5,516,045	$ 41,978	$ 37,590
Net operating (loss) income	$(533,499)	$ (188,018)	$ (5,405,130)	$ (39,353)	$ (37,522)
Total tax expense (benefit)	$ -	$ -	$ -	$ -	$ -
Net realized income (loss) from investments	$ (293,480)	$ -	$ -	$ -	$ -
Net unrealized income (loss) from investments	$ 509,084	$ -	$ -	$ -	$ -

(1)  The Company began operating as a Business Development Corporation on December 23, 2004, all prior period figures are based on the operations of present portfolio companies.

ITEM 7.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

The information contained in this section should be read in conjunction with the Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10K. The 10K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (3) interest rate volatility could adversely affect our results, (4) the risks associated with the possible disruption in the Company's operations due to terrorism and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

Executive Overview

The Company was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc.  We were originally a development stage company that intended to establish memory clinics in several different locations in North America.  We were unable to successfully execute this business plan.  As a result, in July of 2003, we changed the Company’s name to BGR Corporation, replaced or reconstituted the management and board of directors and changed our business focus.  The Company’s focus was on acquiring new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the United States.  On January 20, 2003, we entered into an agreement with American Restaurant Development Corporation, or ARDC, to grow restaurant concepts into a fully viable franchise system and to expand each restaurant concepts nationwide.  On December 23, 2004, the Company converted to a Business Development Company under the Investment Company Act of 1940 and changed of the Company to Franchise Capital Corporation.

On November 4, 2003, we acquired Fathom Business Systems, or Fathom.  Fathom is a company specializing in restaurant point of sales equipment.  Fathom generates additional revenue by providing its customers with the supplies and service needed for the equipment.

On February 2, 2004, we executed an agreement with AZTECA Wrap Foods, LLC, or AZTECA.  AZTECA is the owner and operator of KoKopelli’s Mexican Grill.  KoKopelli’s is a fast casual Mexican restaurant specializing in made-to-order Mexican-style food.  Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by AZTECA.  Additionally, we are required to provide the funding to initiate the franchising of KoKopelli’s through ARDC.  AZTECA will provide exclusive rights to the “KoKopelli” name, trade marks, trade dress, operating system and recipes.

In April 2004, we entered into a shareholders agreement with Alexis Group, LLC, or ALEXIS.  ALEXIS is the owner and operator of Pauli’s Home of the SteakBurger.  Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by ALEXIS.  Additionally, we are required to provide the funding to initiate the franchising of Pauli’s through ARDC.  ALEXIS will provide exclusive rights to the “Pauli’s” name, trade marks, trade dress, operating system and recipes.

In April 2004, we executed a shareholders agreement with Brian Ruggiero, the owner and operator of Cousin Vinnie’s Italian Diner.  The Cousin Vinnie’s concept was brought to FRANCHISE CAPITAL  Corporation by American Restaurant Development Corporation (“ARDC”).  Per the agreement, we own 50% of the joint venture entity, while the other 50% is owned by Ruggiero.  Additionally, we are required to provide the funding to initiate the franchising of Cousin Vinnie’s through ARDC.  Ruggiero will provide exclusive rights to the “Cousin Vinnie’s” name, trade marks, trade dress, operating system and recipes. On September 26, 2005 Ruggiero signed over his 50% interest in Cousin Vinnie's Franchise Company, LLC.

In April 2004, the purchase agreement for us to acquire Deville, Inc. was mutually cancelled.  The agreement called for us to pay $700,000 in stock and cash for the exclusive rights to the Lucky Lou’s fast casual restaurant concept.  Stock that had been issued per the agreement has been returned to the Company’s treasury.

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

On May 16th the Company gained an additional 50% control of Kokopelli Franchise Company, LLC  for a total of 100% by the way of a “Buy-Sell” offer within the operating agreement the Company had with AZTECA Wrap Foods, LLC.  The purchase price for the 50%  was $250,000.

In June of 2005 the Company created Fit-n-Healthy Franchise Company, LLC.  Fit & Healthy Market Café is a concept that will serve great tasting, nutritious meal that fits into a healthy lifestyle.  Each Fit-n-Healthy Market Café combines a quick-serve restaurant with a convenience-style retail store that carries the best health-oriented consumable products available for purchase. Fit-n-Healthy has since been sold to Creative Eateries Corporation for $50,000.

Plan of Operation

On December 23, 2004 the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

As of December 29, 2004, management has recognized that there is a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.

As of June 30, 2005 Franchise Capital Corporation held six portfolio companies.  In August of 2005 the Company sold Fit-n-Healthy Franchise Company, LLC and presently has five portfolio investment, Fathom Business Systems, Inc., Comstock Jakes’ Franchise Co., LLC, Cousin Vinnie’s Franchise Co., LLC, Kirby Foo’s Franchise Co., LLC and Kokopelli Franchise Co., LLC.

Currently, there are no commitments for material expenditures. It should be noted that the Company’s auditors Epstein, Weber & Conover, P.L.C. have expressed in their audit opinion letter that there is substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2005 the Company had $1,076,177 in current assets and the Company’s total assets exceeded total liabilities by approximately $397,309.  The Company has accumulated $6,203,174 of net operating losses through June 30, 2005, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

For the year ended June 30, 2005 the Company had a net loss of $721,517 compared to a net loss of $5,114,311 for year ended June 30, 2004.

Recent Developments -- Portfolio Companies

Kokopelli Franchise Company, LLC, a portfolio company specializing in the franchising of fast, casual sonoran style food, opened its first franchised restaurant in April. We anticipate receiving management fee income from the management of this location.  Also, on August 29, 2005 Franchise Capital Corporation signed a purchase agreement with Azteca Wrap Foods, LLC. The property acquired was an additional fifty percent (50%) interest in Kokopelli Franchise Company, LLC

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2005 fiscal year was approximately $685,517 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Edward Heisler our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Heisler.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the ability to appoint a majority to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 8.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of September 27, 2005 are as follows:

Name	Age	Position
Edward Heisler	39	Chief Executive Officer, President, Chief Compliance Officer, Secretary and Chairman
Janet Crance	49	Treasurer
Robert Madia	71	Director
Gordon Sales	68	Director
Robert McCoy	62	Director

The business experience of each of the persons listed above is as follows:

EDWARD HEISLER, CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF COMPLIANCE OFFICER, SECRETARY AND CHAIRMAN, Mr. Heisler has focused his attention on the compliance needs of small public companies. Drawing from his years of experience Mr. Heisler has provided and continues to provide services such as preparing and coordinating SEC filings, business and business plan development, investor relations and other various consulting.  As president and chief executive officer of one publicly traded company, Mr. Heisler increased sales by 200% in his first quarter. While with automotive giant DaimlerChrysler, he resolved union and management training issues, acquired millions of dollars for training from state and federal sources, facilitated seminars in lean manufacturing including tracking techniques, communication, cost-cutting, and enhanced productivity. He was also responsible for the training of over a thousand DaimlerChrysler employees. As Continuous Improvement Specialist at DaimlerChrysler, he implemented ongoing initiatives, facilitated in-plant tracking boards, and developed procedures and data tracking for ISO 9002/QS 9000 compliance.

JANET CRANCE, CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR, Ms. Crance, who holds a Bachelor's Degree in Business Administration, has over 27 years experience in the accounting profession. She is a Certified Public Accountant and is President of Janet L. Crance, PC, a public accounting firm specializing in small business accounting, tax compliance and business consulting.

ROBERT MADIA, INDEPENDENT DIRECTOR, Mr. Madia has owned and operated an insurance agency in the Pittsburgh area since 1957.  The agency handles all types of insurance for individuals and businesses.  Along with a couple of non-profit organizations, he is also on the board of directors of a large, regional, bottled water company in Virginia and North Carolina, Diamond Springs Water Company.

ROBERT MCCOY, INDEPENDENT DIRECTOR, Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and then later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas Nevada from 1990 to 1996.  Since 1996, Mr. McCoy has served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  Mr. McCoy is a graduate of the University of Tennessee.

GORDON J. SALES, INDEPENDENT DIRECTOR, is the president and CEO of Crystal Graphite Corporation. In addition, his past experiences have included several executive positions with various public companies. Mr. Sales brings a high level of operating management and marketing skills, and will provide Franchise Capital Corporation with a wealth of experience as an outside director.

Meetings

During the year ended June 30, 2005 the Board of Directors met on twenty six occasions.  Each incumbent Director attended at least 70% of the total number of meetings of the Board of Directors.

Compensation Of Directors

Our independent directors are compensated $500.00 per board meeting and any necessary expenses to attend meeting.  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended June 30, 2005, June 30, 2004 and June 30, 2003 paid to Bradford Miller.  On July 13, 2005, Bradford Miller voluntarily resigned as President, CEO and Chairman.  Effective as of the same date, to fill the vacancies created by Bradford Miller’s resignation, the Board of Directors appointed Edward Heisler to be the Company’s President, CEO and Chairman.  No other executive officers received compensation exceeding $100,000 during the year ended June 30, 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Brad Miller	2003	$-0-	$-0-	$-0-	--	--	--
President	2004	$100,000	$-0-	$-0-	1,000,000	--	--
	2005	$100,000	$-0-	$-0-	--	--	--

Employment Agreements

The Company does not currently have any employment agreements in place.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Franchise Capital Corporation’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of Franchise Capital Corporation's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Franchise Capital Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Franchise Capital Corporation believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended June 30, 2005, except for the following:

Robert Madia filed a Form 3 report on May 6, 2005 to report ownership of 152,245 shares of common stock and 125,000 shares of Franchise Capital Corporation Series C preferred stock.

Bradford Miller filed a Form 3 report on April 26, 2005 to report ownership of 750,000 shares of Franchise Capital Corporation Series C preferred stock.

Edward Heisler filed a Form 3 report on April 26, 2005 to report ownership of 253,709 shares of common stock and 450,000 shares of Franchise Capital Corporation Series C preferred stock.

Janet Crance filed a Form 3 report on April 26, 2005 to report ownership of 200,000 shares of Franchise Capital Corporation Series C preferred stock.

Alan Smith filed a Form 3 report on April 26, 2005 to report ownership of 450,000 shares of Franchise Capital Corporation Series C preferred stock.

Robert Madia filed a Form 3 report on April  26, 2005 to report ownership of 152,245 shares of common stock and 125,000 shares of Franchise Capital Corporation Series C preferred stock.

Janet Crance filed a Form 3 report on November 30, 2004 to report ownership of 500,000 shares of Franchise Capital Corporation common stock.

Jerry Brown filed a Form 3 report on November 30, 2004 to report ownership of 2,350,000 shares of Franchise Capital Corporation common stock.

James Medeiros filed a Form 3 report on November 30, 2004 to report ownership of 1,000,000 shares of Franchise Capital Corporation common stock.

Bradford Miller filed a Form 3 report on November 30, 2004 to report ownership of 1,333,333 shares of Franchise Capital Corporation common stock.

Alan Smith filed a Form 3 report on November 30, 2004 to report ownership of 1,166,666 shares of Franchise Capital Corporation common stock.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company, as of September 23, 2005 with respect to each person known by Franchise Capital Corporation to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

13

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Edward Heisler Chief Executive Officer, Chief Compliance Officer, Secretary and Chairman	253,709 450,000	Common Series C Preferred(3)	* 3%
Janet Crance Chief Financial Officer, Treasurer and Director	50,000 200,000	Common Series C Preferred	* 2%
Robert Madia Director	152,245 450,000	Common Series C Preferred	* 3
Gordon Sales Director	116,667 450,000	Common Series C Preferred	* 3%
Robert McCoy Director	-0-	Common	*
All directors and executive officers (5 persons)	572,621 1,550,000	Common Series C Preferred	1% 12%
*Denotes less than 1%

(1)

Unless indicated otherwise, the address for each of the above listed is c/o Franchise Capital Corporation at 7400 E. McDonald Suite 121, Scottsdale, AZ 85050.

(2)

The above percentages are based on 68,562,852 shares of common stock and 13,187,500 shares of Series C  Preferred Stock outstanding as of September 23, 2005

(3)

Series C Preferred Stock has no voting rights, but is convertible in to common stock on a 1:1 basis and can, as a class, elect three members of the Board of Directors, provided that a majority of the Board is, at all times, independent.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2005 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2004 were approximately $19,000 and  $20,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.3	Amendment to articles of incorporation, dated December 16, 2004	**
3.2	Bylaws	*
14	Code of Ethics adopted December 23,2004	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99(i)	Audit Committee Charter adopted December 23, 2004	**
99.2(ii)	Investment Committee Charter adopted December 23, 2004	**

* Incorporated by reference from Franchise Capital Corporation's Registration Statement on Form SB-2 filed on October 29, 2001.

**Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE CAPITAL CORPORATION

By:/s/ Edward Heisler Edward Heisler Chief Executive Officer

Dated: September 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Madia
Robert Madia	Director	September 29, 2005

/s/ Robert McCoy
Robert McCoy	Director	September 29, 2005

/s/ Gordon J. Sales
Gordon J. Sales	Director	September 29, 2005

/s/ Janet Crance
Janet Crance	Director	September 29, 2005

16

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edward Heisler, certify that:

1.

I have reviewed this annual report on Form 10-K of FRANCHISE CAPITAL CORPORATION;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

September 29, 2005	By: /s/ Edward Heisler
Edward Heisler, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Janet Crance, certify that:

1.

I have reviewed this annual report on Form 10-K of FRANCHISE CAPITAL CORPORATION;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

September 29, 2005	By: /s/ Janet Crance
Janet Crance, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FRANCHISE CAPITAL CORPORATION (the “Company”) on Form 10-K for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Heisler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Edward Heisler

Edward Heisler

Chief Executive Officer

September 29, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FRANCHISE CAPITAL CORPORATION (the “Company”) on Form 10-K for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Janet Crance, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Janet Crance

Janet Crance

Chief Financial Officer

September 29, 2005

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

June 30, 2005

C O N T E N T S

Report of Independent Registered Public Accounting Firm

 3

Balance Sheet

 4

Schedule of Investments

 5

Statements of Operations

 6

Statements of Stockholders' Equity (Deficit)

 7

Statements of Cash Flows

   8

Notes to the Financial Statements

 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

    Franchise Capital Corporation:

We have audited the balance sheets of Franchise Capital Corporation (the “Company”), as of June 30, 2005 and 2004, including the schedule of investments at June 30, 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Capital Corporation as of June 30, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet generated adequate cash flow to support its operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective December 17, 2004, the Company as an internally managed, closed end investment company elected to be  treated  as a  business  development  company  under the  Investment Company Act of 1940, as amended. The balance sheet for June 30, 2004 and the statements of operations, cash flows and stockholders equity prior to that date reflect historically reported information as not reporting as a business development company.  Periods subsequent to the effective date are reported in accordance with Article 6 of Regulation  S-X under the  Securities  Act of 1933 and Securities Exchange Act of 1934, and the Company has not consolidated portfolio company investments in which the Company has a controlling interest.

/s/EPSTEIN, WEBER & CONOVER, P.L.C.

   Scottsdale, Arizona

   September 29, 2005

FRANCHISE CAPITAL CORPORATION
BALANCE SHEETS
		Prior to BDC Designation
	AS OF	AS OF
	June 30, 2005	June 30, 2004
INVESTMENTS:
Investments in and advances to controlled companies,
at fair value (cost $338,104)	$ 1,040,689
Cash and equivalents	-	$ 46,001
Other assets	11,747	309,198

Total Current Assets	1,076,177	355,199

Total Assets	$ 1,052,436	$ 355,199

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 70,712	287,042
Note payable – current portion	63,405
Debentures payable	387,477	127,500
Less: debt discount	(29,321)	-

Total Current Liabilities	492,273	414,542

LONG TERM LIABILITIES:
Note payable, Azteca Wrap Foods	162,854	100,000
Minority interest		2,510

TOTAL LIABILITIES	655,127	517,052

STOCKHOLDERS' EQUITY:
Convertible preferred stock, Series B, $.001 par value,
1,000,000 shares authorized, 10,000 shares issued and outstanding		3,800,000
Preferred Series C stock, $0.0001 par value, 30,000,000
authorized, 13,187,500 issued and outstanding	1,319
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 32,927,305 and 3,465,240 shares issued and outstanding	3,293	347
Deferred compensation		(208,000)
Additional paid in capital	6,595,871	1,727,457
Accumulated deficit	(6,203,174)	(5,481,657)

Total Stockholders' Equity (Deficit)	397,309	(161,853)

	$ 1,052,436	$ 355,199

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Portfolio Companies
As of June 30, 2005
	Ownership Interest	Estimated	Advances	Total carrying value
		Value	to/from	at
		June 30, 2005	at June 30, 2005	June 30, 2005

Cousin Vinnie's	50%	$ 7,500.00	$90,623.49	$98,123.49
Fathom	100%	44,000.00	51,519.76	95,519.76
Kirby Foo's	97.50%	7,500.00	26,844.58	34,344.58
Kokopelli	100%	736,000.00	8,000.00	723,000.00
Fit N Healthy Café	100%	50,000.00		50,000.00
Comstock Jakes	72.50%	-	42,444.98	42,444.98

Total value at June 30, 2005		$845,000.00	$219,432.81	$1,064,430.81

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
		PRIOR TO BECOMING A BUSINESS
		DEVELOPMENT COMPANY
	For the Six	For the six	For the Twelve	For the Twelve
	Months Ended	Months ended	Months ended	Months Ended
	June 30, 2005	December 31, 2004	June 30, 2004	June 30, 2003

INCOME
Revenues	$ -	$ 62,334	$ 108,974	2,625
Unrealized appreciation from portfolio companies	509,084	-	-	-
Realized loss from investment write-offs	(293,480)

Total income	215,604	62,334	108,974	2,625

COST OF GOODS SOLD	-	13,808	76,626	-

GROSS INCOME	215,604	48,526	32,348	2,625

COSTS AND EXPENSES:
General and Administrative	441,394	694,497	5,083,295	41,978
Total	441,394	694,497	5,083,295	41,978

INCOME (LOSS) FROM OPERATIONS	(225,790)	(645,971)	(5,050,947)	(39,353)

OTHER INCOME (EXPENSE)
Goodwill impairment	-	(44,836)	-
Minority interest	-	2,510	527
Interest income		3,024	1,414
Financial and interest expense	(207,830)	(52,472)	(65,305)
Debt conversion expense	(99,879)

Total Other (Expense)	(307,709)	(91,774)	(63,364)	-

INCOME (LOSS) BEFORE INCOME TAXES	(533,499)	(737,745)	(5,114,311)	(39,353)

INCOME TAXES	-	-	-	-

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES	(533,499)	(737,745)	(5,114,311)	(39,353)

CUMULATIVE EFFECT OF CONVERSION TO BUSINESS
DEVELOPMENT COMPANY, NET OF INCOME TAX
EFFECT	-	549,727	-

NET INCREASE (DECREASE) IN STOCKHOLDERS'
EQUITY RESULTING FROM NET INCOME (LOSS)	$ (533,499)	$ (188,018)	$ (5,114,311)	$ (39,353)

NET INCOME (LOSS) PER COMMON SHARE
Basic:
Before cumulative effect of accounting change	$ (0.02)	$ (0.19)	$ (1.88)	$ (0.01)
Cumulative effect of accounting change	-	0.14	-	-
Total Basic	$ (0.02)	$ (0.05)	$ (1.88)	$ (0.01)
Diluted
Before cumulative effect of accounting change	$ (0.02)	$ (0.19)	$ (1.88)	$ (0.01)
Cumulative effect of accounting change	-	0.14	-	-
Total Diluted	$ (0.02)	$ (0.05)	$ (1.88)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic
Diluted	24,333,261	3,991,785	2,711,464	3.457,380
	24,333,261	3,991,785	2,711,464	3,457,380

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

						Additional
			Convertible		Deferred	Paid in	Accumulated
	Common Stock		Preferred Stock		Compensation	Capital	Deficit	Total
	Shares	Amount	Shares	Amount

BALANCE, JUNE 30, 2002	3,457,380	$ 346	$-	$-		$ 76,504	$ (37,174)	$ 39,328

Net loss							(39,353)	(39,353)

BALANCE, JUNE 30, 2003	3,457,380	346	-	-	-	76,504	(76,527)	(25)

Cancellation of shares previously issued	(1,666,000)	(167)				167		-
Shares issued for cash	42,900	4				89,996		90,000
Shares issued for services	550,000	55				1,059,687		1,059,742
Shares issued for business acquisition	85,000	9				239,991		240,000
Preferred Class B issued for services			10,000	3,800,000				3,800,000
Value of beneficial conversion feature						21,212		21,212
Shares issued for deferred compensation	200,000	20			(240,000)	239,980		-
Amortization of deferred compensation					32,000			32,000
Shares issued for stock dividend	795,960	80				(80)		-
Net loss				-			(5,405,130)	(5,405,130)

BALANCE, JUNE 30, 2004	3,465,240	347	10,000	3,800,000	(208,000)	1,727,457	(5,481,657)	(161,853)

Shares issued for services	432,000	43				214,957		215,000
Amortization of deferred compensation		-			208,000			208,000
Fractional shares issued	(2)	-						-
Conversion of Preferred Class B to Common	950,000	95	(10,000)	(3,800,000)		3,799,905		-
Preferred Class C issued for services		-	13,500,000	1,350		78,300		79,650
Record debt beneficial conversion feature		-				339,879		339,879
Shares sold for cash/partial debenture conversion	16,949,567	1,695				305,755		307,450
Shares sold for cash	10,650,000	1,065				104,435		105,500
Shares issued on cashless exercise of warrants	168,000	17				25,183		25,200
Conversion of Preferred Class C	312,500	31	(312,500)	(31)				-
		-
Net loss							(721,517)	(721,517)

BALANCE, JUNE 30, 2005	32,927,305	$ 3,293	13,187,500	$ 1,319	$ -	$ 6,595,871	$(6,203,174)	$ 397,309

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
		Prior to Effective Date of BDC

	For the Six	For the Six	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2005	December 31, 2004	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(533,499)	$(188,018)	$ (5,114,311)	$(39,353)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued as consideration for services		296,000	1,082,642
Preferred stock issued as consideration for services	-	-	3,800,000
Depreciation and amortization	1,661	5,243	47,462
Amortization of deferred compensation	192,000	16,000
Amortization of beneficial conversion feature	210,679	30,303	21,212
Amortization of deferred financing costs	2,666
Impairment of goodwill		44,836
Unrealized appreciation of portfolio investments	(204,291)
Other non-cash income	(40,000)
Minority interest		(2,510)	(527)
Expense of non-cash exercise of warrants	25,200
Cumulative effect of accounting change		(549,727)
Accrual of penalty interest			31,288
Changes in assets and liabilities (net of business acquisition)
Prepaid expenses	(6,885)	(85,086)
Interest receivable		-	(1,414)
Accounts receivable		(219,703)	(594)
Equipment, net of accumulated depreciation	-		-
Inventories			13,567
Deferred revenue		325,000
Accounts payable and accrued liabilities	(98,410)	75,335	41,133	(19,919)

Net Cash (Used) by Operating Activities	(450,879)	(252,327)	(79,542)	(59,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination			3,619
Cash invested in portfolio companies	(75,000)	(29,166)
Purchase of computer equipment	(2,635)	(3,586)	(16,338)
Advances to affiliates/officers	(2,350)
Repayment of advances to affiliates	83,960
Investment in franchise development	-	-	(132,796)

Net Cash Provided by(Used) by Investing Activities	3,975	(32,752)	(145,515)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	345,500		90,000
Bank overdraft	13,476
Proceeds from shareholder advances		(8,647)	6,058	(14,500)
Proceeds from debenture conversions	-	-
Repayments of notes payable and convertible debentures	(35,000)
Proceeds from notes payable	120,715	249,938	175,000

Net Cash Provided by Financing Activities	444,691	241,291	271,058	(14,500)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,213)	(43,788)	46,001	(73,772)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	2,213	46,001	-	73,772

CASH AND EQUIVALENTS, END OF PERIOD	$ -0-	$ 2,213	$ 46,001	$ -0-

The accompanying notes are an integral part of these financial statements.

8

	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for business acquisitions
and franchise rights	$ -	$ 255,000	$ -

Note payable issued for 50% interest in portfolio company	$ 250,000	$ -	$ -

Debt converted to Equity	$ 62,500	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL  CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

1.

ORGANIZATION AND BASIS OF PRESENTATION

Franchise Capital Corporation (the “Company”) a Nevada corporation, was incorporated on July 6, 2001. The Company was formerly named Cortex Systems, Inc.  In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its true business nature.  The Company invests in developing and franchising casual dining restaurants. The Company is seeking to acquire additional investments within this industry and has acquired the rights to five concepts.  To date, the Company has had no revenues associated with these activities.  Effective December 17, 2004, the Company as an internally managed, closed end investment company elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

The Company serves as a holding company for its wholly and majority owned operating subsidiaries;  Fathom Business Systems, Inc. (“Fathom”), Comstock Jake’s Franchise Company, (“Comstock’s”), Kokopelli Franchise Company, (“Kokopelli”), Cousin Vinnie’s Franchise Company (“CV”), Kirby Foo’s Asian Grill Franchise Company (“Kirby”), and Fit N Healthy Café .  The Company owns 100% of Fathom and Kokopelli and has ownership interests in Kirby of approximately 97.5%, 72.5% of Comstock Jake’s, 100% of Fit N Healthy, and 50% of CV.

The Company faces many operating and industry challenges.  There is no meaningful operating history to evaluate the Company’s prospects for successful operations.  Future losses for the Company are anticipated.  The proposed plan of operations would include seeking an operating entity with which to merge.  Even if successful, a merger may not result in cash flow sufficient to finance the continued expansion of a business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at June 30, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that it will be successful in franchising its restaurant concepts which will result in up front franchise fees and ongoing monthly royalties. However, the Company will likely require additional debt or equity capital in order to implement its business plan.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation -

Franchise Capital Corporation changed to a Business Development Company, effective December 17, 2004.  Therefore, the prior periods are no longer directly comparable.  The balance sheet as of June 30, 2005, is presented to reflect the change to a BDC. The statements of operations for the periods prior to December 31, 2004, are presented as if the all of the Company's portfolio companies are consolidated through the last day of the period.

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

The accompanying consolidated financial statements prior to becoming a BDC contain the accounts of the Company and its wholly and majority owned subsidiaries, Fathom, IFS, Pauli’s, Kokopelli, CV and Kirby.  All material inter-company balances and transactions have been eliminated in consolidation.   The accompanying consolidated statement of operations includes the operating activity of the subsidiaries from the respective dates of acquisition.

Cash and Cash Equivalents – Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Revenue Recognition – For periods prior to December 31, 2004, revenue was recognized on hardware and installation of point-of-sale systems when the system has been installed and the Company has received customer acceptance and there is no material ongoing commitment on the part of the Company.  Cost of revenues includes the cost of hardware items and labor.

Accounts Receivable – Prior to December 31, 2004, accounts receivable consisted primarily of amounts due from customers of Fathom’s Point of Sale systems and implementation projects.  The Company has receivables from affiliates at June 30, 2005 of $219,430.  These advances generally have no specific repayment terms.  The Company analyzes these receivables periodically to determine if there is any impairment of such.  This analysis includes an assessment of the portfolio companies’ ability to repay.  The Company has a controlling interest in most of the portfolio companies.

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

Income (Loss) Per Common Share – Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period.  The Company has a complex capital structure and therefore there is a presentation for diluted loss per share.

The following presents the computation of basic and diluted loss per share from continuing operations:

	Six months ended June 30, 2005			Six months ended December 31, 2004
	Income	Shares	Per Share	Income	Shares	Per share

Net Loss	$(533,499)			$ (188,018)
Accounting change				549,727
Preferred stock dividends	(-0-)			(-0-)
Loss available to common Stockholders	$(533,499)			$(737,745)
Basic Earnings Per Share:

Loss available to common stockholders	$(533,499)	24,333,261	$ (0.02)	$ (737,745)	3,991,785	$(0.19)

Effect of dilutive securities	N/A	N/A		N/A	N/A

Diluted Earnings Per Share	$(533,499)	24,333,261	$(0.02)	$ (737,745)	3,991,785	$(0.19)

Debt convertible into 60,325,875 and preferred stock convertible into 13,500,000 shares of common stock have been excluded from the dilutive earnings per share calculation because inclusion of such would be anti-dilutive.

11

	2004			2003
	Income	Shares	Per Share	Income	Shares	Per share

Net Loss	$(5,405,130)			$ (39,353)
Preferred stock dividends	(-0-)			(-0-)
Loss available to common
Stockholders	$(5,405,130)			$(39,353)
Basic Earnings Per Share:

Income available to common stockholders	$(5,405,130)	2,711,464	$ (1.88)	$ (39,353)	34,573,800	$(0.01)

Effect of dilutive securities	N/A	N/A		N/A	N/A

Diluted Earnings Per Share	$(5,405,130)	2,711,464	$ (1.88)	$ (39,353)	34,573,800	$(0.01)

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

Property and Equipment – consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years.  Depreciation expense was $1,661, $7,962 and $-0- for the years ended June 30, 2005, 2004 and 2003, respectively.

Stock-Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

There were no options granted in the years ended June 30, 2005 2004 and 2003.

Recently Issued Accounting Pronouncements –

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

In June 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders' equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately upon entering the transaction or modifying the terms. For other instruments covered by Statement 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003. The Company has evaluated the provisions of SFAS No. 150 and implementation of such was not material.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company’s financial statements.

3.

BUSINESS ACQUISITIONS

In the year ended June 30, 2004, the Company entered into an agreement to acquire all of the outstanding voting shares of Fathom Business Systems, Inc. (“Fathom”).  Fathom specializes in the sale, installation and service of restaurant `Point-of-Sale' equipment.  Fathom was a single employee business.  The Company issued 750,000 shares of its common stock to acquire all of the outstanding shares of Fathom.  On the basis of the trading price of the Company’s common stock at the time of the acquisition, the purchase price was $225,000.  The purchase price was allocated as follows:

Cash	$ 3,619
Accounts receivable	10,232
Inventory	13,567
Accounts payable	(72,963)
Intangible assets	270,545
$ 225,000

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

In the year ended June 30, 2004, the Company entered into an agreement to acquire all of the outstanding voting shares of Deville, Inc., a developer of “Lucky Lou’s” restaurants. The terms of the purchase agreement, required the issuance of 1,000,000 of the Company’s common shares and a note payable with a face amount of $400,000.  The note was discounted at 8% on the basis of its repayment terms resulting in a principal amount of $349,805.  The terms also called for an ongoing payment to the seller based on royalty revenues generated from “Lucky Lou’s” restaurants.  The total purchase price of Deville was $649,805.  There were no tangible assets or liabilities acquired in the purchase.  In March, 2004, the Company and Deville, Inc., agreed to rescind the transaction.  Accordingly, the shares were returned to the Company, the note payable and the net assets of Deville were reversed and removed from the balance sheet at June 30, 2004.

In the year ended June 30, 2004, the Company entered into various agreements with American Restaurant Development Corp. (“ARDC”), an entity controlled by a significant shareholder of the Company.  As of June 30, 2004 the shareholder held a beneficial interest in the Company totaling 11%.  The Company contracted with ARDC to provide restaurant concepts for franchising.  For each concept introduced to the Company, ARDC is to receive 500,000 shares of the Company’s common stock and $125,000, $75,000 of which is paid immediately and the $50,000 balance as cash is received by the Company for franchise fees realized by the Company on such concepts.  In addition, ARDC is to receive 50% of all non-refundable payments received by the Company for new franchise and area developer agreements.  Additionally, ARDC will receive royalties equal 1% of the system wide revenues of each concept.  During the year ended June 30, 2004, a total of 2,000,000 shares of the Company’s common stock was issued to ARDC and the Company incurred $300,000 in fees for the four franchise concepts brought to the Company by ARDC.

In the year ended June 30, 2004, the Company entered into operating agreements for three of the concepts (Pauli’s, Kokopelli, and CV) with the owners of the exclusive rights to the names, trademarks, menus, operating systems and recipes for the concepts.  The Company will provide the monies needed to start the sale of the franchises and other operating services for its 72.5% interest in Pauli’s, 50% interest in Kokopelli and 50% interest in CV.  As of the date of this report, no monies had been contributed by the Company to the operations of these three limited liability franchise companies.

4.   INTANGIBLE ASSETS

In connection with the Company’s acquisition of Fathom and sale of franchise rights to the Pauli’s and Kirby franchises, intangible assets were recorded.

The Company allocated $270,545 of its purchase price of Fathom to goodwill.   The Company does not amortize goodwill, and instead annually evaluates the carrying value of goodwill for impairment.  The Company believes that there has been no impairment of the carrying value of goodwill of $270,545 as of June 30, 2004.

The Company acquired its interests in Pauli’s and Kirby through the issuance of 100,000 shares valued at approximately $15,000.  As a result of these transactions, Pauli’s and Kirby have capitalized the $18,037 cost of intangible assets such as tradenames, franchise rights, menus, etc. The Company is amortizing these assets on a straight line basis over the estimated useful lives of ten years. Amortization expense for these assets was not material during the year ended June 30, 2004.

5.   INVESTMENT PORTFOLIO

In the year ended June 30, 2005, the Company entered into operating agreements for five restaurant concepts (Comstock Jake’s, Kokopelli, CV, Kirby and Fit N Healthy) with the owners of the exclusive rights to the names, trademarks, menus, operating systems and recipes for the concepts.  The Company will provide the monies needed to start the sale of the franchises and other operating services for its 72.5% interest in Comstock Jake’s, 100% interest in Kokopelli, 50% interest in CV, 100% interest in Kirby and 100% interest in Fit N Healthy.  As of June 30, 2005, the Company has invested $219,430 in advances to the companies. The estimated fair value of the portfolio companies was $845,000.

As a business development company under the Investment Company Act of 1940, all of the  Company's  investments  must be carried at market value or fair value as determined by our Board of Directors for  investments  which do not have readily determinable market values.  Most of the Company’s assets were acquired in privately negotiated  transactions and have no readily determinable  market values. These securities are carried at fair value as determined by the Board of Directors under our valuation policy.  Currently, our valuation policy provides for obtaining   independent  business valuations for those equity securities that are not traded on a national  securities  exchange.

With  respect  to  private  equity  securities,  investments are  valued as indicated  above by a independent  business  valuation  company  using  industry valuation  benchmarks,  and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as a minority,  non-control position, if  applicable.  When an external event such as a purchase transaction, public offering,  or  subsequent  equity  sale  occurs,  the pricing  indicated  by the external  event  will be used  to  corroborate  our  private  equity valuation.  At June 30, 2005, the fair values of Comstock Jake’s, Kokopelli, CV and Fathom Business systems was determined by a by a independent  business  valuation company.  OF the Company’s investments, only Kokopelli and Fathom have operations.  Kokopelli has begun to sell franchises and Fathom has been operating since it was acquired.  The investment in Fit N Healthy was effective June 30, 2005.  The value of Fit N Healthy was determined based on the sale price of that investment which occurred in August of 2005.

6.

  CONVERTIBLE  DEBENTURES PAYABLE

Debentures payable as of June 30, 2005 was comprised of the following:

	2005	2004
Debenture payable from an individual maturing February 2005
Debenture payable $55,000, interest at 12% per annum,
Interest due quarterly.	$ 40,000	$ -

Debenture payable from an individual maturing January 30, 2005
Debenture payable $50,000, interest at 12% per annum,
Interest due quarterly.	15,000

Debenture payable from an individual maturing Dec 1, 2005
Debenture payable $50,000, interest at 10% per annum
Interest due quarterly	50,000

Debenture payable from an individual maturing April 2005
Debenture payable $25,000, interest at 8% per annum
Interest due quarterly	20,500

Debenture payable from an individual maturing April 2005
Debenture payable $25,000, interest at 8% per annum
Interest due quarterly	15,500

Debenture payable from a company maturing June 2006
Debenture payable $250,000, interest at 7.5% per annum
Interest due monthly	228,927	127,500

Debenture payable from a company maturing September 2005
Debenture payable $35,000, interest at 8% per annum
Interest due monthly	17,550

Total	387,477	127,500

Less: Debt discount	(29,321)
	$ 358,156	$ 127,500

Principal payments due as follows:

Years ended June 30: 2006	$ 387,477
2007	-
2008	-
2009	-
2010	-
Thereafter	-

	$ 387,477

The Company is attempting to restructure repayment or induce conversion of these obligations.  Many of these obligations were in default as the maturity dates have lapsed.  During the year ended June 30, 2005, the Company amended conversion rights on all of the convertible debentures other than the $228,927 debenture.  The conversion rate was reduced to $0.005.  The Company recorded an expense of $99,879 in the year ended June 30, 2005, resulting from changes made as an inducement for conversion.  During the year ended June 30, 2005, holders of convertible debt converted $62,500 of principal to common stock.

During the year ended June 30, 2004, the Company issued a 2-year 7.5% convertible debenture amounting to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock.

The debenture may be converted at the option of the holder into common shares of the Company.  The conversion price is the lesser of $0.25 or 80% of the average of the five lowest volume weighted average price during the 20 trading days prior to the election to convert.  Upon conversion, the holder must simultaneously purchase shares of the Company’s common stock in a dollar amount equal to 10 times the dollar amount of the debenture converted.  The purchase price for such shares shall be the same as the debenture conversion price.  The value of the beneficial conversion feature of $21,212 was recorded as a discount to the principal balance of the debenture and amortized immediately as interest expense because the debenture is convertible at any time at the option of the holder.

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

The effective annual interest rate on the debenture is approximately 24% when the beneficial conversion feature is considered and approximately 48% when the beneficial conversion feature and the penalty interest are considered. As of June 30, 2005, we currently owe $228,907.

On October 14, 2004 the Company issued a six month convertible debenture amounting to $25,000, with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  As of June 30, 2005 a total of 1,900,000 shares of common stock were issued as partial redemption of this debenture.  Total balance at June 30, 2005 is $15,500, and as of July 12, 2005 this debenture was paid in full.

On October 4, 2004, the Company issued a six month convertible debenture amounting to $25,000,  with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  As of June 30, 2005 a total of 900,000 shares of common stock were issued as partial redemption of this debenture.  Total balance at June 30, 2005 is $20,500, and as of July 21, 2005 this debenture was paid in full.

On December 1, 2004, the Company issued a twelve month convertible debenture amounting to $50,000, with interest of $1,250 payable quarterly beginning March 1, 2005.   The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.   On August 15, 2005 we sold a portfolio investment, and as part of the negotiated sales price, this debenture was assumed by the buyer.

On January 17, 2005 the Company issued a twelve month convertible debenture amounting to $35,000, with interest payable at the end of the term.  The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  Total balance at June 30, 2005 is $17,550, and as of July 13, 2005 this debenture was paid in full.

On July 21, 2004 the Company issued a twelve month convertible debenture amounting to $50,000, with interest payable monthly. The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  Total balance at June 30, 2005 is $15,000, and as of July 31, 2005 this debenture was paid in full.

For the debentures issued in the period ended June 30, 2005, the Company computed the beneficial conversion feature to be equal to the face amount of the debentures.  The $244,410 discount is being amortized over the terms of the debt.  During the year ended June 30, 2005, $215,089 of the discount was amortized leaving a remaining discount of $29,321.

Convertible debt outstanding at June 30, 2005 is convertible into 60,325,875 shares of common stock.

14

7.

NOTES PAYABLE

Notes payable as of June 30, was comprised of the following:

Note payable to former partial owner of Kokopelli
Note is payable $250,000 and bears no interest and
is collateralized by 50% interest in Kokopelli, initial
payment of $50,000 and 12 quarterly installments of
$16,667 commencing in November 2005.
The note is discounted at 8%	$ 226,259

Loan from an individual maturing June 30, 2007
Note payable $50,000, interest at 12% per annum,
Interest due quarterly.		$ 50,000

Loan from an individual maturing June 30, 2007
Note payable $50,000, interest at 12% per annum,
Interest due quarterly.		50,000

Total	226,259	100,000

Less Current portion	63,405	-

Long-term portion	$ 162,854	$ 100,000

8.    INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  Income taxes for the years ended June 30, consist of the following:

2005

2004

2003

Current tax provision (benefit)           $2,551,795      $(2,166,000)

$  (5,900)

Deferred tax provision (benefit)         (2,551,795)        2,166,000

                  5,900

Total income tax provision (benefit) $            -0-

      $            -0-

             $      - 0 -

There was a deferred tax asset of $2,776,000 and $2,178,000 at June 30, 2005 and 2004, respectively, relating primarily to net operating loss carryforwards of approximately $2,689,000 and $223,000, differences in the income tax treatment of certain stock based compensation of $86,000 and $1,953,000 and book/tax differences in the bases of property and equipment of $2,000 and $2,000 at June 30, 2005 and 2004 respectively.  The deferred income tax asset is fully offset by a valuation allowance of $2,690,378 and  $2,178,000 at June 30, 2005 and 2004 respectively.  The valuation allowance was increased by $512,000 and $2,166,000 in the years ended June 30, 2005 and 2004 respectively.  At June 30, 2005 there were federal and state net operating loss carryforwards of approximately $6,770,000 which begin to expire in 2021 and 2008 respectively.

A reconciliation of the differences between the effective and statutory income tax rates for years ended June 30, is as follows:

	2005		2004		2003
Federal statutory rates	$ (245,316)	(34)%	$ (1,738,866)	(34)%	$ (5,902)	(15)%
State income taxes	(43,291)	(6)%	(306,859)	(6)%	- 0 -	- %
Increase in valuation allowance	512,378	71%	2,044,682	40%	5,902	15%
Effect of accounting change	(219,891)	(30)%
Other	(3,880)	(1)%	1,043	-	- 0 -	- %
Effective rate	$ - 0 -	-0-%	$ - 0 -	-0-%	$ - 0 -	- 0 -%

15

9.

  STOCKHOLDERS’ EQUITY

The Company declared a 6 for 1 stock split during the year ended June 30, 2003.  Additionally, The Company declared a 1 for 10 reverse stock split in the year ended June 30, 2005.  The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

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

In September 2003, the Company approved a 2003 Stock Compensation Plan for 1,000,000 shares to compensate employees and consultants.  In addition, the Company entered into an agreement with a consultant whereby the consultant received 350,000 shares of the Company’s common stock for services rendered.

In October 2003, the Company entered into an agreement to acquire all of the outstanding shares of “Iceberg Food Systems,Corp.” (“IFSC”).  IFSC was owned by a former officer and director of the Company.  The only holdings of IFSC were 30,000,000 shares of the Company’s common stock.  As part of the agreement, IFSC distributed 14,465,000 shares of the Company’s common stock to its shareholder.  IFSC then became a wholly owned subsidiary of the Company with its only holdings being the remaining 15,535,000 shares of the Company’s common stock.  Effectively, the transaction was an acquisition of treasury stock by the Company.  In exchange, the Company assumed a commitment to raise capital and develop the Iceberg Drive-In concept.  The rights to develop that concept were previously held by IFSC.  The Company was to assist IFSC in providing up to $1,130,000.  The Company accounted for this transaction as an acquisition of treasury stock through the issuance of a note payable of $1,130,000.  Subsequently, the note payable and an additional 1,125,000 shares were cancelled for a total of 16,660,000 shares of common stock returned to the Company.

In November 2003, the Company acquired Fathom Business Systems in exchange for 750,000 shares of the Company’s restricted common stock valued at $225,000.  Other stock transactions in November 2003 included the issuance of 10,000 shares of Class B Convertible Preferred stock valued at $3,800,000 to 18 of the Company’s existing shareholders, employees and consultants for services rendered; an agreement with a non-affiliate to acquire rights to a restaurant concept in return for 1,000,000 shares of the Company’s common stock and a note payable for $400,000; and agreements with consultants whereby the consultants were issued 600,000 shares (100,000 and 500,000 respectively) of the Company’s common stock for services to be rendered.  The agreement for the rights to the restaurant concept and the agreement with the consultant for 500,000 shares were later rescinded, the shares were returned and the note payable was cancelled.

In January 2004, the Company approved a Company Qualified Stock Option Plan for 4,000,000 shares of common stock to compensate employees.  As of the year ended June 30, 2004 no stock options had been granted under the Plan.  Subsequent to June 30, 2004, the Company approved increasing the total number of shares of common stock under the Plan to 15,000,000 with 5,000,000 of those shares to be registered immediately.  Other stock transactions in January 2004 included an agreement with a consultant whereby the consultant received 650,000 shares of the Company’s common stock for services rendered and a consulting agreement with a related party whereby the Company will receive six restaurant concepts in exchange for 500,000 shares of the Company’s common stock for each concept.  As of June 30, 2004 four concepts had been delivered to the Company and the Company had issued 2,000,000 shares of common stock to the related party valued at $375,000.

In February 2004, the Company sold 140,000 common shares, plus warrants to purchase 140,000 shares at a price of $0.50 per share for a total price of $35,000 and the Company entered into an agreement with a consultant to assist in raising capital for the Company.  The Company will pay the consultant 10% of all funds raised, in cash, and 10% of all stock issued to investors.  As of June 30, 2004 the Company had issued 14,000 shares of common stock to the consultant and owed finder’s fees totaling $3,500.

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

In April 2004, the Company approved the issuance of a stock dividend to shareholders of record on May 15, 2004.  The stock dividend provided the Common Stock shareholders with one share for every three shares held.  Other stock transactions in April 2004 included the issuance of 200,000 shares of common stock in exchange for advisory services rendered; the issuance of 100,000 shares of common stock valued at $15,000 for additional interests in Pauli’s and Kirby; and an agreement with a related party for consulting services.  As part of the related party agreement the affiliate would receive 30,000 shares of the Company’s Series B Convertible Preferred Stock.  The agreement for the issuance of the Series B stock was rescinded subsequent to June 30, 2004.  The 30,000 shares were never issued.

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

During the year ended June 30, 2005, the Company issued $307,500 in the form of convertible debentures, with interest payable at the end of the term.  The debentures may be converted, at the option of the holder, into common shares of the Company at a conversion price of 50% of the closing bid for the Company’s common stock on the date of conversion.  During the year ended June 30, 2005, the Company converted $67,450 of these convertible debentures for a total of 16,950,909 shares of common stock under Regulation E.

During the year ended June 30, 2005 the Company issued 4,320,000 restricted shares for consulting services valued at $215,000.

During the year ended June 30, 2005 Franchise Capital Corporation issued 10,650,000 shares of restricted common stock for $412,950 cash.

During the year ended June 30, 2005 the Company converted its Series B Preferred Stock into common stock.  This conversion resulted in the retiring of all Series B Preferred Stock and the issuance of 9,500,000 shares of restricted common stock.

On December 17, 2004 the Board of Directors approved a new series of preferred stock, Series C Preferred.  The Series C Preferred Stock is, does not have voting rights and is not entitled to receive dividends.  Each share of Series C issued can be converted into Common Stock on a 1:1 basis (a total of 13,500,000 shares of common stock).  In the event of a liquidation event, the Series C stock automatically converts into common stock based on the foregoing formula.  By designation, the Series C Preferred Stock is not affected by forward or reverse splits of the Company’s common stock or other adjustment to the Company’s capital structure.  The Series C is entitled to name three members of the Company’s Board of Directors at all times.  During the year ended June 30 2005, the Company had issued a total of 13,187,500 shares of Series C Preferred Stock.

10.

COMMITMENTS

The Company entered into an arrangement with Kokopelli to provide Kokopelli up to $1,200,000 under a line of credit.  Borrowings bear interest at 8% per annum.  At June 30, 2005, the Company has advanced and has due $8,000 under this arrangement.

11.SUBSEQUENT EVENTS

Subsequent to June 30, 2005 the Company approved the sale of its Fit N Healthy concept for $50,000, its appraised value at June 30, 2005.  The buyer agreed to assume a $50,000 note payable by the Company to a third party.

On September 27, 2005 the Company approved the sale of Fathom Business Systems for $44,000.  The Company took title to $44,000 in Fathom trade accounts receivable as consideration for the sale  This portfolio company has been operating at a loss and its sale will improve the cash flow of the Company.

Subsequent to June 30, 2005, the Company entered into an agreement with a third party where it intends to sell all of its remaining portfolio companies for $200,000 cash and stock in the third party.

12.

RELATED PARTY TRANSACTIONS

The Company’s former officers, directors and majority shareholders made advances to the Company in order for the Company to pay its operating expenses.  Advances from shareholders were $6,058 and $14,500 for the years ended June 30, 2004 and June 30, 2003, respectively.  Repayments of advances were $0 and $12,170 for the years ended June 30, 2004 and June 30, 2003, respectively.  In addition, a shareholder forgave the balance due to him of $2,330 during the year ended June 30, 2003.

In the year ended June 30, 2004, the Company entered into various agreements with American Restaurant Development Corp. (“ARDC”), an entity controlled by a significant shareholder of the Company.  As of June 30, 2004 the shareholder held a beneficial interest in the Company totaling 11%.  The Company contracted with ARDC to provide restaurant concepts for franchising.  For each concept introduced to the Company, ARDC is to receive 500,000 shares of the Company’s common stock and $125,000, $75,000 of which is paid immediately and the $50,000 balance as cash is received by the Company for franchise fees realized by the Company on such concepts.  In addition, ARDC is to receive 50% of all non-refundable payments received by the Company for new franchise and area developer agreements.  Additionally, ARDC will receive royalties equal 1% of the system wide revenues of each concept.  During the year ended June 30, 2004, a total of 2,000,000 shares of the Company’s common stock was issued to ARDC and the Company incurred $300,000 in fees for the four franchise concepts brought to the Company by ARDC.

During the year ended June 30, 2004, the Company entered into an operating agreement with ALEXIS GROUP, LLC “ALEXIS” to operate a franchise company.  ALEXIS is owned by the Company’s Chairman of the Board.  Pauli’s Franchise Company, LLC was formed to provide an entity that is equally controlled by ALEXIS and the Company.  ALEXIS will provide the exclusive rights of the Pauli’s name, trademarks, menu, and recipes.  The Company will provide the funds for start-up and operating services.  At June 30, 2004 the Chairman of the Board held a 25% interest in Pauli’s Franchise Company, LLC, the Company held a 72.5% interest and an unrelated party held the remaining 2.5% interest.

17