Form 10-Q
period 2005-09-30
Franchise Capital Corp.
filed 2005-11-15
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number 000-26887

FRANCHISE CAPITAL CORPORATION (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0353403 (IRS Employer Identification No.)
8655 E. Via De Ventura Suite G-217 Scottsdale, AZ 85058 (Address of principal executive offices)
(480) 355-8142 (Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___	No _______

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of November 7, 2005 was 71,562,852 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one):

Yes	No X

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

FRANCHISE CAPITAL CORPORATION

BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

	AS OF	AS OF
	September 30, 2005	September 30, 2004
INVESTMENTS:
Investments in and advances to controlled companies,
at fair value (cost $338,104)	$ 1,013,134	$ 1,014,430
Cash and equivalents	3,801	-
Stock subscription receivable	64,937
Purchased receivables	44,000
Other assets	27,266	11,747

Total Assets	$ 1,153,138	$ 1,026,177

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 58,907	$ 120,712
Notes payable – current portion	66,668	50,000
Debentures payable	220,927	387,477
Less: debt discount		(29,321)

Total Current Liabilities	346,502	528,868

LONG TERM LIABILITIES:
Note payable, Azteca Wrap Foods	133,332	150,000

TOTAL LIABILITIES	479,834	678,868

STOCKHOLDERS' EQUITY:
Preferred Series C stock, $.0001 par value, 30,000,000
Authorized, 12,325,000 issued and outstanding	1,233	1,319
Common stock, $0.0001 par value, 5,000,000,000 shares
authorized, 68,562,852 shares issued and outstanding	6,857	3,293
Additional paid in capital	7,156,460	6,597,871
Accumulated deficit	(6,491,246)	(6,254,522)

Total Stockholders' Equity (Deficit)	673,304	347,309

	$ 1,153,138	$ 1,026,177

See accompanying notes to the financial statements.

FRANCHISE CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

Franchise Capital Corporation
Portfolio Companies
As of September 30, 2005
	Ownership Interest	Estimated	Advances	Total carrying value
		Value	to/from	at
		September 30, 2005	at September 30, 2005	September 30, 2005

Cousin Vinnie's	50%	$ 7,500	$90,705	$98,205
Kirby Foo's	97.50%	7,500	26,924	34,424
Kokopelli	90%	690,642	97,193	787,835
Comstock Jakes	72.50%	-	92,670	92,670

Total value at September 30, 2005		$705,642	$307,942	$1,013,584

See accompanying notes to the financial statements.

FRANCHISE CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

		PRIOR TO BECOMING A BUSINESS
		DEVELOPMENT COMPANY

	For the three	For the three
	Months Ended	Months ended
	September 30, 2005	September 30, 2004

INCOME	$ -	$ -
Unrealized appreciation from portfolio companies	81,380	-
Sales revenue	-	31,309

Total income	81,380	31,309

COST OF GOODS SOLD	-	5,504

GROSS PROFIT	81,380	25,805

COSTS AND EXPENSES:
General and Administrative	60,780	439,119
Total	60,780	439,119

INCOME (LOSS) FROM OPERATIONS	20,600	(413,314)

OTHER INCOME (EXPENSE)
Loss on investment disposal	(83,231)
Financial and interest expense	(174,093)	(4,352)
Goodwill impairment	-	(44,836)
Minority interest	-	2,510
Interest income		3,024

Total Other (Expense)	257,324)	(43,654)

See accompanying notes to the financial statements.

FRANCHISE CAPITAL CORPORATION

STATEMENT OF OPERATIONS

AS OF SEPTEMBER 30, 2005

CONTINUED

(UNAUDITED)

INCOME (LOSS) BEFORE INCOME TAXES	(236,724)	(456,968)

INCOME TAXES	-	-

NET INCREASE (DECREASE) IN STOCKHOLDERS'
EQUITY RESULTING FROM NET INCOME (LOSS)	$ (236,724)	$ (456,968)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$ (0.004)	$ (0.13)
Diluted	$ (0.004)	$ (0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,179,930	3,583,388

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
FULLY DILUTED	61,179,930	3,583,388

See accompanying notes to the financial statements.

FRANCHISE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

	For the three	For the three
	Months Ended	Months Ended
	September 30 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(236,724)	(456,968)
Adjustments to reconcile net loss to net cash used
by operating activities:
Loss on disposition of investments	82,752
Unrealized appreciation of portfolio investments	(81,380)
Amortization of beneficial conversion features	166,794
Common stock issued as consideration for services		215,000
Depreciation and amortization		4,405
Amortization of deferred compensation		16,000
Impairment of goodwill		44,836
Minority interest		(2,510)
Changes in assets and liabilities (net of business acquisition)
Prepaid expenses		(4,000)
Interest receivable		1,414
Accounts receivable		(73,523)
Other assets	(15,519)
Deferred revenue		125,000
Accounts payable and accrued liabilities	(11,805)	(2,181)

Net Cash (Used) by Operating Activities	(95,882)	(132,527)

See accompanying notes to the financial statements.

FRANCHISE CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

AS OF SEPTEMBER 30, 2005

CONTINUED

(UNAUDITED)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash advances to portfolio companies	(144,076)	-
Advances to affiliates/officers	-	(2,741)

Net Cash (Used) by Investing Activities	(144,076)	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	251,649
Repayment of shareholder advances		(3,708)
Proceeds from notes payable and convertible debentures	15,360	100,000
Repayments of notes payable and convertible debentures	(23,250)-

Net Cash Provided by Financing Activities	243,759	96,292

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,801	(38,976)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	46,001

CASH AND EQUIVALENTS, END OF PERIOD	3,801	7,025

See accompanying notes to the financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

1.

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.  The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

a.

General

FRANCHISE Capital Corporation (the “Company”) a Nevada corporation, was incorporated on July 6, 2001 as Cortex Systems, Inc.   In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its true business nature.  The Company invests in developing and franchising casual dining restaurants.   The Company is seeking to acquire additional investments within this industry and has acquired the rights to at least one concept.  To date, the Company has had no revenues associated with these activities.  Effective December 17, 2004, the Company as an internally managed, closed end investment company elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

As a business development company, we provide long-term debt and equity investment capital to support the expansion of companies in the casual, fast food restaurant industry.  We generally invest in private, small to middle market companies that lack access to public capital or whose securities may not be marketable.  Today, our investment and lending activity is generally focused in private finance.

Our investment portfolio consists primarily of equity investments in companies, which may or may not constitute a controlling equity interest.  At September 30, 2005 our investment portfolio totaled $1,013,134 at fair value.  Our investment objective is to achieve current income.

The Company did not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code.

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

The accompanying financial statements reflect the accounts of Franchise Capital Corporation, and the related results of operations.  In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.  These financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at September30, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that it will be successful in the management of its investment portfolio.  However, the Company will likely require additional debt or equity capital in order to implement its business plan.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Capital Corporation changed to a Business Development Company, effective December 17, 2004.  Therefore, the prior periods are no longer directly comparable.  The balance sheets as of September 30, 2005, and June 30, 2005 are presented to reflect the change to a BDC.  The statement of operations for the period ended September 30, 2004, is presented prior to the change to a Business Development Company and therefore is not directly comparable to the current period.  The Company’s Board of Directors determined that absent any other operating information, all investments are valued at cost.

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

Recently Issued Accounting Pronouncements –

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances.

 In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

 3.    CONVERTIBLE DEBENTURE

During the year ended June 30, 2004 the Company issued a 2-year 7.5% convertible debenture amounting to $85,000 with interest payable monthly and due June 9, 2006.  The debenture also included non-detachable warrants for 2,500,000 shares of common stock.  During the three months ended December 31, 2004, this debenture was increased to $177,438.  Upon approval of the

Company’s change to a Business Development Company, the warrants were cancelled.  As of September 30, 2005, we currently owe $220,927.

On October 14, 2004 the Company issued a six month convertible debenture amounting to $25,000, with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  As of September 30, 2005 this debenture was paid in full.

On October 4, 2004, the Company issued a six month convertible debenture amounting to $25,000, with interest payable at the end of the term. The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  As of September 30, 2005 this debenture was paid in full.

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

On January 17, 2005 the Company issued a twelve month convertible debenture amounting to $35,000, with interest payable at the end of the term.  The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  As of September 30, 2005 this debenture was paid in full.

On July 21, 2004 the Company issued a twelve month convertible debenture amounting to $50,000, with interest payable monthly. The debenture may be converted, at the option of the holder, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  The debenture may be converted, at the option of the Company, into common shares of the Company.  The conversion price is 50% of the closing bid on the day the Company receives notice of conversion.  As of September 30, 2005 this debenture was paid in full.

For the debentures issued in the period ended September 30, 2005, the Company computed the beneficial conversion feature to be equal to the face amount of the debentures.  The $244,410 discount is being amortized over the terms of the debt.  During the quarter ended September 30, 2005, $29,321 of the discount was amortized leaving a remaining discount of $0.

Convertible debt outstanding at September 30, 2005 is convertible into 16,944,385 shares of common stock.

4.    CAPITAL STOCK

The Company declared a 6 for 1 stock split during the year ended June 30, 2003.  The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this stock split.

During the three months ended December 31, 2003, the Company sold 125,000 shares of its common stock for $55,000.  In connection with this sale of common stock, the Company also granted 137,500 warrants to acquire the Company’s common stock at $0.50 per share.

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

In conjunction with the transactions discussed in Note 4, the Company issued an aggregate of 28,577,877 shares of its common stock.

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

OVERVIEW

Franchise Capital Corporation is a solutions-focused financial services company providing financing and advisory services to small and medium-sized companies throughout the United States primarily in the restaurant franchising industry. Effective December 23, 2004, we became an internally managed, non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940. Franchise Capital Corporation will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.

PORTFOLIO COMPOSITION AND ASSET QUALITY

Our primary business is lending to and investing in businesses, primarily in the restaurant franchising industry, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in portfolio companies. The total fair value of investments in non-publicly traded securities was $1,013,134 and $1,014,430 at September 30, 2005 and June 30, 2005, respectively

The following table summarizes Franchise Capital Corporation's assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:

                                                   September 30,      June 30,

                                                       2005             2005

                                                   _____________    ____________

ASSETS HELD:

      Majority Owned Companies (a):

         Investments in and advances to               1,013,134         1,014,430

      Controlled Companies (b):

      Other Affiliates (c):

         Loans at fair value                                0             0

         Equity Investments at fair value                   0             0

                                                  THREE MONTHS ENDED SEPTEMBER 30,

                                                       2005             2004

INCOME RECOGNIZED:

      From Majority Owned Companies (a):

         Interest and fee income                     $      0       $     0

      From Controlled Companies (b):

      From Other Affiliates (c): 1

         Interest and fee income                            0             0

         Net change in unrealized appreciation

            (depreciation) on investments              81,380             0

         Realized losses on investments               (83,231)           --

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

ASSET QUALITY

Asset quality is generally a function of our underwriting and ongoing management of our investment portfolio. As a business development company, our loans and equity investments are carried at market value or, in the absence of market value, at fair value as determined by our board of directors in good faith on a quarterly basis. For the quarter ended  September 30, 2005  unrealized appreciation on investments totaled $81,380 For additional information on the change in unrealized depreciation on investments, see the section entitled "Reconciliation of Net Operating Income to Net Increase (Decrease) in Stockholders' Equity from Earnings".

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

As of September 30, 2005 and June 30, 2005, none of the loans to our other affiliates were on non-accrual status.

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

THREE MONTHS ENDED

September 30, 2005

CHANGE DUE TO:

Asset growth $ 81,380 Increase in fee income 0 Interest and other income 0 Manufacturing income 0 ___________ Total change in operating income $ 81,380 ===========

Total operating income for the three months ended September 30, 2005 increased $50,071, to $81,380 from $31,309 for the three months ended September 30, 2004.

OPERATING EXPENSES

Operating expenses include , employee compensation, and general and administrative expenses.

The change in operating expenses from the three months September 30, 2005 compared to the same period in 2004 is attributable to the following items:

THREE MONTHS ENDED

Total operating expenses decreased $378,339 to $60,780 for the 3 months ended September 30, 2005, from $439,119 for the three months ended September 30, 2004.   The decrease was due primarily to the reduction in our use of outside consultants.

NET OPERATING INCOME

Net operating income/loss before other income (loss) or the three months ended September 30, 2005 totaled $20,600 compared with a loss of $(407,810) for the three months ended September 30, 2004.

OTHER INCOME (LOSS)

Interest expense for the three months ended September 30, 2005 was $174,093 as compared to $4,352 for the three months ended September 30, 2004. Realized losses for the current period were $83,231.There were no realized gains or losses for the three months ended September 30, 2004.

.INCOME TAXES

We are taxed under Subchapter C of the Internal Revenue Code. We did not elect to be a regulated investment company under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for 2004.

NET INCOME

Net income (loss) totaled $(236,724) for the three months ended September 30, 2005 compared to $(456,968) for the three months ended September 30, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH, CASH EQUIVALENTS AND CASH, SECURITIZATION ACCOUNTS

At September 30, 2005 and June 30, 2005, we had $3,801 and $11,747, respectively, in cash and cash equivalents. Our objective is to maintain sufficient cash on hand to cover current funding requirements and operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash on hand, future equity offerings, and cash generated from operations to be adequate to meet our cash needs at our current level of operations. We generally fund new originations using cash on hand, borrowings under our credit facilities and equity financings.

During the first quarter of 2005, the Company raised $130,232 in cash and has a subscription receivable in the amount of $64,397 from selling 6,845,170 shares of common stock issued under Regulation E.

BORROWINGS

At September 30, 2005, we had aggregate outstanding borrowings of $4,220,927.

At June 30, 2005, we had aggregate outstanding borrowings of $587,477.

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

VALUATION OF INVESTMENTS

At September 30, 2005, approximately 98% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

AT DECEMBER 31, 2004, THE BOARD OF DIRECTORS ELECTED TO EMPLOY A VALUATION METHOD CONSISTING OF COST BASIS FOR THOSE PORTFOLIO COMPANIES THAT WERE NOT YET OPERATIONAL AND A METHOD OF GROSS REVENUE, NET REVENUE AND NET ASSETS FOR THOSE COMPANIES THAT ARE OPERATIONAL.  THE COMPANY EMPLOYED INDEPENDENT BUSINESS VALUATION CONSULTANTS TO PROVIDE A VALUATION OF OUR EXISTING PORTFOLIO COMPANIES AND CERTAIN OTHER INVESTMENTS FOR THE YEAR ENDED JUNE 30, 2005.

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

RECENT DEVELOPMENT

On October 4, 2005 the Company completed a Purchase Agreement with Creative Eateries Corporation.  Creative purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie’s Italian Diner, and Kirby Foo’s Asian Grill.  As per the Agreement, Creative will deliver $2,161,493 to Franchise Capital for their interest in the said companies which will be paid in $200,000 cash and 3,583,667 shares of Creative’s common stock.

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

ITEM 2. CHANGES IN SECURITIES

There were no material changes in securities for the quarter ended September 30, 2005, other than the debenture conversions previously discussed.

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

Dated: November 14, 2005	/s/ Edward Heisler Edward C. Heisler, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2005	/s/ Janet Crance Janet Crance, Chief Financial Officer (Principal Accounting Officer)

Exhibit 31

CERTIFICATIONS

I, Edward C. Heisler, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FRANCHISE CAPITAL CORPORATION;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2005

/s/ Edward C. Heisler

Edward C. Heisler

President

CERTIFICATIONS

I, Janet Crance, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FRANCHISE CAPITAL CORPORATION;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2005

/s/ Janet Crance

Janet Crance

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of FRANCHISE CAPITAL CORPORATION (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward C. Heisler, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edward C. Heisler

Edward C. Heisler, President

November 14, 2005

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of FRANCHISE CAPITAL CORPORATION (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Janet Crance, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Janet Crance

Janet Crance, CFO

November 14, 2005