Form 10-Q/A
period 2004-12-31
Franchise Capital Corp.
filed 2006-04-19
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                                 (480) 355-8142
                           (Issuer's telephone number)

                                       N/A
               (former name, former address and former fiscal year
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Registrant had 5,341,701 shares of its common stock, $.0001 par value per share and 13,500,000 shares of its Series C Preferred Stock, $.0001 par value per share, outstanding as of February 11, 2005. Series C Preferred Stock is convertible to common stock on a one for one share basis.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           INDEX TO FORM 10-Q/A FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                3
        Notes to Financial Statements                                       9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS        18
ITEM 4. CONTROLS AND PROCEDURES                                            20

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS                                                  21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    21
ITEM 4. SUBMSISION OF MATTERS TO A VOTE OF SECURITY HOLDERS                21
ITEM 5. OTHER INFORMATION                                                  22
ITEM 6. EXHIBITS                                                           22

SIGNATURES                                                                 22

                                EXPLANATORY NOTE:

On December 23, 2004, the company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, the Company is no longer eligible to report on Form 10-QSB because it is an investment company and, therefore, does not qualify as a small business issuer. The Company has therefore elected to file this amended Form 10Q/A to properly present its financial information to comply with Regulation S-X. Because the Company was only operating as a BDC for the final 8 days of the period the presentation as an investment company has been omitted, since information would be misleading in light of the Company's operations during the periods presented. The Company's operations during the final 8 days were immaterial.

                          FRANCHISE CAPITAL CORPORATION
                STATEMENT OF ASSETS AND LIABILITES/BALANCE SHEET

                                                                       December 31, 2004       June 30, 2004
                                                                       -----------------       -------------
                                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                               $     2,213          $    46,001
  Deferred financing costs, net                                                 2,666                   --
  Accounts receivable                                                              --               10,826
  Interest receivable                                                              --                1,414
                                                                          -----------          -----------
      Total Current Assets                                                      4,879               58,241
                                                                          -----------          -----------
PROPERTY AND EQUIPMENT:
  Computers and equipment, net                                            $     1,538          $     8,376
                                                                          -----------          -----------
OTHER ASSETS:
  Investments in and advances to controlled
   companies, at fair value (cost $315,709)                               $   315,709          $        --
  Investments/advances                                                        303,390                   --
                                                                          -----------          -----------
      Total Investments                                                       619,099                   --
  Franchise rights                                                                 --               18,037
  Goodwill                                                                         --              270,545
                                                                          -----------          -----------
      Total Other Assets                                                      619,099              288,582
                                                                          -----------          -----------

      Total Assets                                                        $   625,516          $   355,199
                                                                          ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   153,646          $   281,332
  Advances from shareholders                                                    2,350                6,058
  Debentures payable (See Note 4)                                             207,741              127,500
                                                                          -----------          -----------
      Total current liabilities                                               363,737              414,890
                                                                          -----------          -----------
NONCURRENT LIABILITIES:
  Notes payable (See Note 4)                                              $   300,000          $   100,000
  Minority interest                                                                --                2,510
                                                                          -----------          -----------
      Total noncurrent liabilities                                                 --              102,510
                                                                          -----------          -----------

TOTAL LIABILITIES                                                             663,737              517,400
                                                                          -----------          -----------
STOCKHOLDERS' EQUITY:
  Preferred Series A stock, $10.00 par value, 125,000 authorized,
   0 and 0 shares issued and outstanding, respectively                             --                   --
  Preferred Series B stock, $.001 par value, 1,000,000 authorized,
   0 and 10,000 shares issued and outstanding, respectively                        --            3,800,000
  Preferred Series C stock, $0.0001 par value, 13,500,000 authorized,
   13,500,000 and 0 shares issued and outstanding, respectively                 1,350                   --
  Common stock, $0.0001 par value, 5,000,000,000 shares
   authorized, 4,847,235 and 3,465,240 shares issued and outstanding,
   respectively                                                                   485                  347
  Additional paid-in capital                                                5,821,969            1,727,457
  Deferred compensation                                                      (192,000)            (208,000)
  Accumulated deficit                                                      (5,670,025)          (5,482,005)
                                                                          -----------          -----------
      Total stockholders' equity (deficit)                                    (38,221)            (162,201)
                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $   625,516          $   355,199
NET ASSET VALUE PER SHARE                                                 $     0.008          $      0.05
                                                                          ===========          ===========

               See accompanying notes to the financial statements.

                         FRANCHISE CAPITAL CORPORATION
             SCHEDULE OF INVESTMENTS DECEMBER 31, 2004 (UNAUDITED)

    Principal                                                                Acquisition
  Amount/Shares                                                                  Date              Value
  -------------                                                                  ----              -----
PRIVATE COMPANIES (1)
Common Stocks
Restaurant companies

  1,000,000
shares common
    stock           Fathom Business Systems, Inc.                               12/2004           $225,709
  75,000,000
shares common
    stock           Iceberg Food Systems, Inc.                                  12/2004                 --

INVESTMENTS IN CONTROLLED COMPANIES:
Membership 72.5%    Comstock Jake's Franchise Co., LLC                          12/2004              7,500
Membership 50%      Cousin Vinnie's Franchise Co., LLC                          12/2004                 --
Membership 100%     Kirby Foo's Franchise Co., LLC                              12/2004              7,500
Membership 50%      Kokopelli Mexican Grill Franchise Co. LLC                   12/2004             75,000

ADVANCES TO CONTROLLED COMPANIES:
                    Iceberg Food Systems, Inc.                                  12/2004             27,013
                    Fathom Business Systems, Inc.                               12/2004             29,847
                    Comstock Jake's Franchise Co., LLC                          12/2004             77,550
                    Cousin Vinnie's Franchise Co., LLC                          12/2004             88,006
                    Kirby Foo's Franchise Co., LLC                              12/2004             76,842
                    Kokopelli Mexican Grill Franchise Co. LLC                   12/2004              4,132
                                                                                                  --------

                    TOTAL -- PRIVATE COMPANIES (Cost $619,099)                                     619,099
                                                                                                  --------

                    TOTAL INVESTMENTS (Cost $619,099)                                             $619,099
                                                                                                  --------

----------
1. At December 31, 2004 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at December 31, 2004 was $619,099.

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                          FRANCHISE CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          For the          For the          For the          For the
                                           three            three             six              six
                                           months           months           months           months
                                           ended            ended            ended            ended
                                         December 31,     December 31,     December 31,     December 31,
                                            2004             2003             2004             2003
                                         ---------        ---------        ---------        ---------
INCOME                                   $  31,025        $   8,407        $  62,334        $   8,407

COST OF GOODS SOLD                           8,304            4,975           13,808            4,975
                                         ---------        ---------        ---------        ---------
      Gross profit                          22,721            3,432           48,526            3,432

COSTS AND EXPENSES:
  General and administrative expense       255,378          268,199          694,497          401,009
                                         ---------        ---------        ---------        ---------
      Total                                255,378          268,199          694,497          401,009
                                         ---------        ---------        ---------        ---------

INCOME (LOSS) FROM OPERATIONS             (232,657)        (264,767)        (645,971)        (397,577)

OTHER INCOME (EXPENSE)
  Goodwill impairment                           --               --          (44,836)              --
  Minority interest                             --               --            2,510               --
  Interest income                               --               --            3,024               --
  Financial and interest expense           (48,120)              --          (52,472)              --

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                             CONTINUED - (UNAUDITED)

                                                     For the          For the          For the         For the
                                                      three            three             six             six
                                                      months           months           months          months
                                                      ended            ended            ended           ended
                                                    December 31,     December 31,     December 31,    December 31,
                                                       2004             2003             2004            2003
                                                    -----------      -----------      -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (280,777)        (264,767)        (737,745)       (397,577)

INCOME TAXES                                                 --               --               --              --
                                                    -----------      -----------      -----------     -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                    (280,777)        (264,767)        (737,745)       (397,577)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
NO INCOME TAX EFFECT                                    549,727               --          549,727              --
                                                    -----------      -----------      -----------     -----------

NET INCREASE (DECREASE) IN STOCKHOLDERS'
 EQUITY RESULTING FROM NET INCOME (LOSS)            $   268,950      $  (264,767)     $  (188,018)    $  (397,577)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted:
  Before cumulative effect of accounting change     $     (0.06)     $     (0.01)     $     (0.18)    $     (0.01)
  Cumulative effect of accounting change            $      0.13               $-      $      0.14              $-
Total                                               $      0.07      $     (0.01)     $     (0.04)    $     (0.01)

WEIGHTED AVERAGE COMMON SHARES                        4,060,278       21,557,527        3,868,572      27,934,157

               See accompanying notes to the financial statements.

                          FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the             For the
                                                                      six months          six months
                                                                        ended               ended
                                                                      December 31,        December 31,
                                                                         2004                2003
                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                           $(188,018)          $(397,577)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Common stock issued as consideration for services                    296,000             347,466
    Depreciation                                                           3,909                  --
    Amortization of deferred financing cost                                1,334                  --
    Amortization of deferred compensation                                 16,000                  --
    Amortization of beneficial conversion feature                         30,303                  --
    Impairment of goodwill                                                44,836                  --
    Minority interest                                                     (2,510)                 --
    Cumulative effect of accounting change                              (549,727)                 --
  Changes in assets and liabilities:
    Prepaid expenses                                                     (85,086)            (24,963)
    Accounts receivable                                                 (219,703)              2,307
    Inventories                                                               --              13,567
    Accounts payable and accrued liabilities                              75,335             (18,319)
    Deferred revenue                                                     325,000                  --
                                                                       ---------           ---------
          Net cash used in operating activities                         (252,327)            (77,519)
                                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash invested in portfolio companies                                   (29,166)                 --
  Equipment                                                               (3,586)                 --
  Cash acquired in business  combination                                      --               3,619
                                                                       ---------           ---------
          Net cash provided by/(used in) investing activities            (32,752)              3,619
                                                                       ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from shareholders, officers and affiliates                     (8,647)             19,059
  Proceeds from notes payable and convertible debentures                 249,938                  --
  Common stock issued for cash                                                --              55,000
                                                                       ---------           ---------
          Net cash provided by financing activities                      241,291              74,059
                                                                       ---------           ---------

INCREASE/(DECREASE) IN CASH                                              (43,788)                159
CASH BEGINNING OF PERIOD                                                  46,001                  --
                                                                       ---------           ---------

CASH END OF PERIOD                                                     $   2,213           $     159
                                                                       =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $      --           $      --
                                                                       =========           =========
  Income taxes paid                                                    $      --           $      --
                                                                       =========           =========

                          FRANCHISE CAPITAL CORPORATION
                       STATEMENTS OF CASH FLOWS CONTINUED
                                   (UNAUDITED)


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock converted to common stock        $3,800,000         $       --
                                                   ==========         ==========

  Note payable issued to acquire business          $       --         $  349,805
                                                   ==========         ==========

  Common stock issued to acquire businesses        $       --         $  525,000
                                                   ==========         ==========

  Common stock issued to acquire treasury stock    $       --         $1,130,000
                                                   ==========         ==========

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

a. General

Franchise Capital Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001 as Cortex Systems, Inc. In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its true business nature. The Company invests in developing and franchising casual dining restaurants. The Company is seeking to acquire additional investments within this industry and has acquired the rights to at least one concept. To date, the Company has had no revenues associated with these activities. Effective December 23, 2004, the Company as an internally managed, closed end investment company elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Capital Corporation changed to a Business Development Company, effective December 23, 2004. Therefore, the prior periods are no longer directly comparable. The balance sheet as of December 31, 2004, is presented to reflect the change to a BDC. The statements of operations for the periods ended December 31, 2004, are presented as if the all of the Company's portfolio companies are consolidated through the last day of the period. The Company determined that the effect of segregating operations for December 18, through December 31, would not be material. The Company's Board of Directors determined that absent any other operating information, all investments are valued at fair market value.

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

4. CONVERTIBLE DEBENTURES

During the year ended June 30, 2004 the Company issued a 2-year 7.5% convertible debenture to Golden Gate Investors, Inc. "Golden Gate" amounting to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock. During the three months ended December 31, 2004, this debenture was increased to $177,438.

Subsequent to December 31, 2004, the Company contacted Golden Gate regarding what we believe may be securities law violations in connection with transactions involving the convertible debenture and its related warrants and agreements. Among other things, the Company believes Golden Gate violated Section 16 of the Securities Exchange Act of 1934 when they converted nearly 12% of the Company's outstanding shares and immediately resold shares in the market. The Company has terminated all agreements with Golden Gate, and is currently seeking legal counsel to advise it regarding pursuing Golden Gate for short swing profits resulting from the purchase and sale of shares.

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

Subsequent to December 31, 2004, the Company was notified by the Securities and Exchange Commission ("Commission") that the debentures issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. Franchise Capital Corporation believed at the time the debentures issued were not senior securities. As a result, the Company may not be in compliance with Section 18 of the Investment Company Act of 1940 which required that the Company maintain net assets to senior security coverage of at least 200%. Further, the Company was informed that the convertible nature of the debentures made them subject to Section 61 of the Investment Company Act which requires, among other things, that rights to acquire common stock:

     *    Expire within 10 years from date of grant
     *    Are approved by a vote of shareholders, and
     * Are exercisable at a price not less than the fair market value on the date of grant.

The convertible debentures did not comply with these provisions of Section 61 at the time they were issued. The Company is in negotiations with the remaining debenture holder to restructure the obligation into a format that is compliant with the Investment Company Act.

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

In November 2004, the Company converted its Preferred Series B stock into common stock. This conversion resulted in the retiring of all Preferred Series B stock, and issuance of 9,500,000 shares of common stock.

In December, 2004, the Company approved a reverse 1 for 10 common stock split.

In conjunction with the transactions discussed in Note 4, the Company issued an aggregate of 5,015,000 shares of its common stock.

Effective December 17, 2004, the Company designated 30,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock is non-interest bearing, does not have voting rights and is not entitled to receive dividends. Each share of Series C issued can be converted into Common Stock on a 1:1 basis. In the event of a liquidation event, the Series C stock automatically converts into common stock based on the foregoing formula. By designation, the Series C Preferred Stock is not affected by forward or reverse splits of the Company's common stock or other adjustments to the Company's capital structure. The Series C is entitled to name three members of the Company's Board of Directors at all times. During the quarter ended December 31, 2004, the Company issued a total of 13,500,000 shares of Series C Preferred Stock for services rendered prior to the Company's election to become a business development company.

Subsequent to December 31, 2004, the Company was notified by the Securities and Exchange Commission ("Commission") that the terms of the Series C Preferred Stock issued by the Company may be in violation of Section 23 of the Investment Company Act of 1940. As a result, the Series C holders agreed to a 1:10 reverse split of the Series C stock corresponding to the similar 1:10 reverse split of the Company's common stock on January 14, 2005. Further, the Company has restructured the terms of the Series C Preferred Stock. Most significantly, the rights of the Series C Preferred Stock to convert to common stock and provisions in the Series C Preferred Stock affording protections against capital reorganization were eliminated.

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

     Effective December 23, 2004, the Company converted to a Business Development Company under the Investment Company Act of 1940. Upon completion of this conversion, they became an internally managed, diversified, closed-end investment company. Prior to the conversion they were a diversified holding company. Since the conversion to a Business Development Company occurred at the end of the quarter, the financials in this quarterly report reflect the Company operating as a diversified holding company for the 3 months ended December 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

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

     Based on their review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not presently a party to any legal action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2004, the Company issued a total of 13,500,000 shares of Series C Preferred Stock for services The Company was not a investment company at the time the stock was issued or the services were performed.

     Subsequent to December 31, 2004, the Company was notified by the Securities and Exchange Commission ("Commission") that the terms of the Series C Preferred Stock issued by the Company may be in violation of Section 23 of the Investment Company Act of 1940. As a result, the Series C holders agreed to a 1:10 reverse split of the Series C stock corresponding to the similar 1:10 reverse split of the Company's common stock on January 14, 2005. Further, the Company has restructured the terms of the Series C Preferred Stock. Most significantly, the rights of the Series C Preferred Stock to convert to common stock and provisions in the Series C Preferred Stock affording protections against capital reorganization were eliminated.

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


Dated: April 18, 2006                    /s/  Edward Heisler
                                         ---------------------------------------
                                         Edward Heisler, Chief Executive Officer


Dated: April 18, 2006                    /s/  Janet Crance
                                         ---------------------------------------
                                         Janet Crance, Chief Financial Officer
                                         Principal Accounting Officer