Form 10-Q/A
period 2005-03-31
Franchise Capital Corp.
filed 2006-04-19
CIK 1160598

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

                                 (480) 355-8142
                         (Registrant's telephone number)

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

                           INDEX TO FORM 10-Q/A FILING
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Portfolio of  Investments as of March 31, 2005                         3
        Statements of Assets and  Liabilities  at March 31, 2005 and
        June 30, 2004                                                          5
        Statements of Operations for the nine month and three month periods
        ended March 31, 2005 and March 31, 2004                                6
        Statements of Changes in Net Assets for the nine month periods ended
        March 31, 2005 and March 31, 2004                                      7
        Statements of Cash Flow for the nine month periods ended March 31,
        2005 and March 31, 2004                                                8
        Notes to Financial Statements                                          9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS           22
ITEM 4. CONTROLS AND PROCEDURES                                               22

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       23
ITEM 4. SUBMSISION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   23
ITEM 5. OTHER INFORMATION                                                     23
ITEM 6. EXHIBITS                                                              23

SIGNATURES                                                                    23

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FRANCHISE CAPITAL CORPORATION
                      PORTFOLIO OF INVESTMENTS (UNAUDITED)


                                                  March 31, 2005
                                                               Percent of
                                                                   Net
                                            Value                 Assets
                                            -----                 ------
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
  None                                    $      --                  --%

PRIVATE COMPANIES                           799,244                 219%

PUBLIC COMPANIES                                 --                  --%

PRIVATE UNVESTMENT FUNDS                         --                  --%

TOTAL INVESTMENTS                           799,244                 219%

OTHER ASSETS & LIABILITIES (NET)           (434,849)               (119)%

    NET ASSETS                            $ 364,395                 100%


              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
              PORTFOLIO OF INVESTMENTS MARCH 31, 2005 (UNAUDITED)

      Principal                                                       Acquisition
    Amount/Shares                                                       Date              Value
    -------------                                                       ----              -----
PRIVATE COMPANIES (1) -- 219%
Common Stocks-- 100%
Restaurant companies-- 100%

  1,000,000
shares common
    stock           Fathom Business Systems, Inc.                      12/2004          $ 337,480

INVESTMENTS IN CONTROLLED COMPANIES:
Membership 72.5%    Comstock Jake's Franchise Co., LLC                 12/2004              7,500
Membership 50%      Cousin Vinnie's Franchise Co., LLC                 12/2004                  -
Membership 100%     Kirby Foo's Franchise Co., LLC                     12/2004              7,500
Membership 50%      Kokopelli Mexican Grill Franchise Co. LLC          12/2004            250,000

ADVANCES TO CONTROLLED COMPANIES:
                    Fathom Business Systems, Inc.                      12/2004             43,842
                    Comstock Jake's Franchise Co., LLC                 12/2004             30,000
                    Cousin Vinnie's Franchise Co., LLC                 12/2004             90,473
                    Kirby Foo's Franchise Co., LLC                     12/2004             26,842
                    Kokopelli Mexican Grill Franchise Co. LLC          12/2004              5,607
                                                                                        ---------

                    TOTAL-- PRIVATE COMPANIES (Cost $512,473)                             799,244
                                                                                        ---------

                    TOTAL INVESTMENTS (Cost $512,473) -- 219%                             799,244
                                                                                        ---------

                    OTHER ASSETS & LIABILITIES (NET) -- (119)%                           (434,849)
                                                                                        ---------

                    NET ASSETS -- 100.00%                                               $ 364,395
                                                                                        ---------

              Notes to Financial Statements are an integral part of
                           these Financial Statements

----------
1. At March 31, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at March 31, 2005 was $799,244.

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                    March 31,              June 30,
                                                                      2005                   2004
                                                                  ------------           ------------
                                                                   (Unaudited)
ASSETS:
  Controlled Affiliated Issuers at value (Cost $512,473
   and $0, respectively)                                          $    799,244           $         --
  Cash and cash equivalents                                             15,836                 46,001
  Advances receivable                                                    3,427                     --
  Prepaid expenses and other assets                                         --                309,198
                                                                  ------------           ------------
      TOTAL ASSETS                                                $    818,507           $    355,199

LIABILITIES:
  Accounts payable and accrued expenses                           $     51,570           $    281,332
  Payable to shareholders                                                2,350                  6,058
  Debentures payable (See Note 4)                                      446,227                227,500
  Debt discount                                                        (46,035)                    --
  Minority interest                                                         --                  2,510
                                                                  ------------           ------------
      TOTAL LIABILITIES                                                454,112                517,400

NET ASSETS                                                        $    364,395           $   (162,201)

NET ASSETS CONSIST OF:
  Preferred Series B, 0 and 10,000 shares outstanding             $         --           $  3,800,000
  Preferred Series C, 13,187,500 and 0 shares outstanding                1,319                     --
  Paid-in capital, 16,289,627 shares outstanding                     6,161,276              1,727,804
  Accumulated deficit                                               (5,606,200)            (5,482,005)
  Deferred compensation                                               (192,000)              (208,000)
                                                                  ------------           ------------

      TOTAL NET ASSETS                                            $    364,395           $   (162,201)

Shares Outstanding (5,000,000,000 of $0.0001 par value
 common stock authorized)                                           16,289,627              3,465,240

      NET ASSET VALUE PER SHARE                                   $       0.02           $      (0.05)
                                                                  ============           ============

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended                Nine Months Ended
                                                     March 31,                         March 31,
                                              2005             2004             2005             2004
                                           -----------      -----------      -----------      -----------
INVESTMENT INCOME:
  Interest income                          $        --      $        --      $        --      $        --
  Dividend income                                   --               --               --               --
                                           -----------      -----------      -----------      -----------
      TOTAL INCOME                                  --               --               --               --

EXPENSES:
  Interest                                      88,709           48,120
  Administration fees and expenses             107,226          700,140          934,086        1,101,149
                                           -----------      -----------      -----------      -----------
      TOTAL EXPENSES                           195,935          700,140          982,206        1,101,149

NET INVESTMENT LOSS                           (195,935)        (700,140)        (982,206)      (1,101,149)


NET UNREALIZED GAIN ON INVESTMENTS             259,758               --          259,758               --

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGES                          63,823         (700,140)        (722,448)      (1,101,149)

INCOME FROM DISCONTINUED OPERATIONS                 --           12,822          598,253           16,254

NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                 $    63,823      $  (687,318)     $  (124,195)     $(1,084,895)

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                      Nine Months Ended
                                                                           March 31,
                                                                 2005                  2004
                                                              -----------           -----------
OPERATIONS:
  Net investment loss                                         $  (928,203)          $(1,101,149)
  Income from discontinued operations                             598,253                16,254
  Net realized and unrealized gain (loss) on
   investment transactions                                        259,758                    --

Net decrease in net assets resulting from operations             (124,195)           (1,084,895)

SHAREHOLDER ACTIVITY:
  Stock sales and conversion                                      650,791               134,742

NET INCREASE (DECREASE) IN ASSET VALUE                            526,596              (950,153)

NET ASSETS:
  Beginning of Period                                            (162,201)                  (25)

  End of Period                                               $   364,395           $  (950,178)

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Prior to becoming
                                                                                a Business
                                                                                Development
                                                                                  Company
                                                               For the            For the            For the
                                                             three months       six months         nine months
                                                                ended             Ended              ended
                                                               March 31,        December 31,        March 31,
                                                                 2005               2004              2004
                                                             -----------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income (loss)                                         $    63,823        $  (188,018)      $(1,084,895)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consideration for services                 --            296,000           949,742
    Depreciation and amortization                                    777              5,243             3,336
    Amortization of deferred compensation                         16,000                 --
    Unrealized appreciation of portfolio investments            (259,758)                --                --
    Amortization of beneficial conversion feature                 23,662             30,303                --
    Finance costs                                                 54,003                 --                --
    Impairment of goodwill                                            --             44,836                --
  Changes in assets and liabilities (net of business
   acquisition):
    Prepaid expenses                                             (85,086)           (24,963)
    Accounts receivable                                          106,626           (219,703)              679
    Equipment, net of accumulated depreciation
    Inventories                                                   13,567
    Intangibles                                                  (11,870)
    Accounts payable and accrued liabilities                    (129,086)            75,335            64,414
    Deferred revenue                                             325,000
    Minority interest                                             (2,510)
    Cumulative effect of accounting change                      (549,727)                --
                                                             -----------        -----------       -----------
          Net cash used in operating activities                 (139,956)          (252,327)          (89,990)
                                                             -----------        -----------       -----------

Cash acquired in business combination                                 --                 --             3,619
Cash invested in portfolio companies                             (29,166)
Purchase of computer equipment                                        --             (3,586)          (16,338)
Advances to affiliate/officers                                        --                 --            (9,970)
                                                             -----------        -----------       -----------
                                                                      --            (32,752)          (22,689)
                                                             -----------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued for cash                                   284,790                 --            90,000
  Proceeds from advances from shareholder                             --             (8,647)           24,409
  Repayment of notes payable and convertible debentures         (131,211)
  Proceeds from notes payable and convertible debentures              --            249,938                --
                                                             -----------        -----------       -----------
                                                                 153,581            241,291           114,409
                                                             -----------        -----------       -----------

INCREASE IN CASH AND EQUIVALENTS                                  13,625            (43,788)            1,730

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          2,213             46,001                --
                                                             -----------        -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                          $    15,836        $     2,213       $     1,730
                                                             ===========        ===========       ===========
Supplemental disclosures of non-cash investing
and financing activities:
  Debentures converted to common stock                       $    70,000
                                                             ===========

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                          FRANCHISE CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
             FOR THE PERIOD ENDED MARCH 31, 2005 AND MARCH 31, 2004


1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q/A and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

Our investment portfolio consists primarily of equity investments in companies, which may or may not constitute a controlling equity interest. At March 31, 2005 our investment portfolio totaled $799,244 at fair value. Our investment objective is to achieve current income.

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

3. ACCOUNTING CHANGE

As a result of the Company converting to a Business Development Company, the Company changed its accounting principles. The primary difference relates to the accounting for investments. The investments that were previously consolidated, are now reflected at the estimated fair value of those investments. The Company estimated that the investments at cost approximate fair value. The effect of recoding those investments at the original cost and adjusting for the previously recorded consolidated net losses of those investments was $598,253.

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

Subsequent to March 31, 2005, the Company contacted Golden Gate regarding what we believe may be securities law violations in connection with transactions involving the convertible debenture and its related warrants and agreements. Among other things, the Company believes Golden Gate violated Section 16 of the Securities Exchange Act of 1934 when they converted nearly 12% of the Company's outstanding shares and immediately resold shares in the market. The Company has terminated all agreements with Golden Gate, and is currently seeking legal counsel to advise it regarding pursuing Golden Gate for short swing profits resulting from the purchase and sale of shares.

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

Subsequent to March 31, 2005, the Company was notified by the Securities and Exchange Commission ("Commission") that the debentures issued by the Company were considered "senior securities" as defined by the Investment Company Act of

1940. Franchise Capital Corporation believed at the time the debentures issued were not senior securities. As a result, the Company may not be in compliance with Section 18 of the Investment Company Act of 1940 which required that the Company maintain net assets to senior security coverage of at least 200%. Further, the Company was informed that the convertible nature of the debentures made them subject to Section 61 of the Investment Company Act which requires, among other things, that rights to acquire common stock:

     *    Expire within 10 years from date of grant
     *    Are approved by a vote of shareholders, and
     * Are exercisable at a price not less than the fair market value on the date of grant.

The convertible debentures did not comply with these provisions of Section 61 at the time they were issued. . The Company is in negotiations with the remaining debenture holder to restructure the obligation into a format that is compliant with the Investment Company Act.

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

Subsequent to March 31, 2005, the Company was notified by the Securities and Exchange Commission ("Commission") that the terms of the Series C Preferred Stock issued by the Company may be in violation of Section 23 of the Investment Company Act of 1940. As a result, the Series C holders agreed to a 1:10 reverse split of the Series C stock corresponding to the similar 1:10 reverse split of the Company's common stock on January 14, 2005. Further, the Company has restructured the terms of the Series C Preferred Stock. Most significantly, the rights of the Series C Preferred Stock to convert to common stock and provisions in the Series C Preferred Stock affording protections against capital reorganization were eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial and Other Data, the Selected Operating Data and our Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2)economic downturns can disproportionately impact certain sectors in which we concentrate, and any future economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in the Company's operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

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

PORTFOLIO COMPOSITION AND ASSET QUALITY

Our primary business is lending to and investing in businesses, primarily in the restaurant franchising industry, through investments in senior debt, subordinated debt and equity-based investments, including warrants and equity appreciation rights. Though we intend to increase our level of subordinated debt and equity-based investments, we expect a substantial majority of our portfolio will continue to consist of investments in portfolio companies. The total fair value of investments in non-publicly traded securities was $799,244 and $315,709 at March 31, 2005 and December 31, 2004, respectively (exclusive of unearned income).

The following table summarizes Franchise Capital Corporation's assets held and income from Majority Owned Companies, Controlled Companies and Other Affiliates:

                                                    March 31,      December 31,
                                                      2005            2004
                                                      ----            ----
ASSETS HELD:
   Majority Owned Companies (a):
     Investments in and advances to                 799,244          619,099
   Controlled Companies (b):
   Other Affiliates (c):
     Loans at fair value                                 --               --
     Equity Investments at fair value                    --               --

                                                        Nine Months Ended
                                                           March 31,
                                                      2005            2004
                                                      ----            ----
INCOME RECOGNIZED:
  From Majority Owned Companies (a):
    Interest and fee income                              --               --
  From Controlled Companies (b):
  From Other Affiliates (c): 1
    Interest and fee income                              --               --
    Net change in unrealized appreciation
     (depreciation) on investments                  286,771               --
    Realized losses on investments                       --               --

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

MARCH 31, 2005

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

The change in operating expenses from the nine months March 31, 2005 compared to the same period in 2004 is attributable to the following items:

NINE MONTHS ENDED

MARCH 31, 2005 VS. 2004

CHANGE DUE TO:
  Advertising & Selling                              (0)
  Interest Expense                               88,709
  Depreciation & Amortization                       (19)
  Salaries and benefits                          31,305
  General and administrative expense           (420,952)

                                              ---------

Total change in operating expense             $(300,957)
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

NET INCOME

Net income (loss) totaled $63,823 and $(124,195) for the three months and nine months ended March 31, 2005 compared to $(687,318) and ($1,084,895) for the three months and nine months ended March 31, 2004.

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

Dated: April 18, 2006           /s/  Edward Heisler
                                ------------------------------------------------
                                Edward C. Heisler, President and Chief Executive
                                Officer (Principal Executive Officer)


Dated: April 18, 2006           /s/  Janet Crance
                                ------------------------------------------------
                                Janet Crance, Chief Financial Officer
                                (Principal Accounting Officer)