Form 10-K/A
period 2005-06-30
Franchise Capital Corp.
filed 2006-04-19
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                   Documents incorporated by reference: None

                          FRANCHISE CAPITAL CORPORATION

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              3
ITEM 2.  PROPERTIES                                                            6
ITEM 3.  LEGAL PROCEEDINGS                                                     6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   6

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    7
ITEM 6.  SELECTED FINANCIAL DATA                                               7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                 8
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK            10
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          12
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 12
ITEM 9A. CONTROLS AND PROCEDURES                                              13
ITEM 9B. OTHER INFORMATION                                                    13

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   14
ITEM 11. EXECUTIVE COMPENSATION                                               15
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      16
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       17
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES                              17
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE                               17

SIGNATURES                                                                    18

                                     PART I

FORWARD LOOKING STATEMENTS

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all if its communications to shareholders and others, on management's projections, estimates and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies, including those specific matters described in the second paragraph of Item 7 below, can affect events and the Company's actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

Franchise Capital Corporation ("The Company") was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation. Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation's partner, American Restaurant Development Company, is a professional restaurant designer, franchiser, and restaurant management company where principles have extensive experience in the industry. In December of 2004 the Company changed its name to Franchise Capital Corporation. The names "Franchise Capital Corporation", "we", "our" and "us" used in this report refer to Franchise Capital Corporation.

On December 23, 2004, the company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, The Company plans to focus on current opportunities available to this attractive business model in these somewhat uncertain economic times.

INVESTMENT STRATEGY

As a Business Development Company, the Company is required to have at lease 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

PORTFOLIO INVESTMENTS

COMSTOCK JAKE'S FRANCHISE CO., LLC

Comstock Jake's is a fast-casual/full-service family style dinner house concept. Jake's is designed for end-cap and/or in-line locations with the typical square footage being 2800-3200 sq./ft, and seating for 80-100 inside and 30 in a patio setting. The principle feature of the restaurant is their special blend of top sirloin hamburgers, sized to their specifications, delivered fresh, never frozen. They serve all sandwiches on fresh-baked buns, baked daily in each store. Jake's offers a unique variety of foods beyond their hamburgers, as the menu is designed to appeal to a diverse guest mix, including young, old, and the young-at-heart. Such tasty fare as grilled ribs, grilled chicken breast sandwiches, roasted chicken, gourmet salads, homemade hearty soups, corn bread, beer and wine, and ice cream shakes and sundaes, along with fast, friendly service, will play a part in Comstock Jake's success

COUSIN VINNIE'S FRANCHISE CO., LLC

Cousin Vinnie's Italian Diner is a Roman-inspired Italian Diner offering appetizers, made-to-order pasta dishes, thin crust pizzas, special meats, seafood and chicken (delivered fresh, never frozen), paninis, soups, salads and desserts all made to order in the customer's full view. This Italian eatery is set in a casual, sophisticated, upscale environment that is incredibly fresh and consistently satisfying. Cousin Vinnie's is postured closer to casual dining than the typical fast-casual format. This will position Cousin Vinnie's to realize a $20-per-person daylong check average, with a solid lunch business with an $8-$9 average check. Cousin Vinnie's is designed for end-cap and/or in-line locations, a third of the cost paying for a typical freestanding building. The typical square footage is 2800-3200 sq/ft, with seating for 85-110 inside and 30 in a patio setting.

KIRBY FOO'S FRANCHISE CO., LLC

Kirby Foo's is a high-end, full-service/fast-casual Asian Grill concept and is positioned closer to casual dining than the typical fast-casual format. Kirby Foo's is designed for end-cap and/or in-line locations with the typical square footage being 2500-3000 sq./ft, and seating for 70-90 inside and 30 in a patio setting. Kirby Foo's food is simply prepared and of the highest quality and they offer a wide variety of food products, all of which are prepared in a casual dining environment. They serve special meats, seafood, and chicken all prepared to their specifications, delivered fresh, never frozen. Kirby Foo's is unique in the variety of foods they offer beyond the typical Asian fare, such as Blackened Ahi Katsu, Panko Fried Filet of Beef, Nori Crusted Seabass, Crispy Pork Won Tons, Shrimp Thai-Fu, and Peking Roasted Duck. All designed to contribute to a diverse guest mix and high guest frequency.

KOKOPELLI FRANCHISE CO., LLC

Kokopelli Sonoran Grill, founded in Phoenix, Arizona in 1997, specializes in Sonoran/Mexican cuisine featuring made-to-order big-burritos, tacos, fajitas, and other Mexican favorites. Kokopelli's uses only the freshest ingredients with no preservatives, additives, or conditioners and only the highest quality meats, chicken, and seafood products at a reasonable price. Kokopelli differentiates itself from other fast-casual chains such as Chipotle, QDOBA, and Baja Fresh by serving authentic hand-blended Sonoran spices, beans slow-cooked everyday (never refried) and tortillas steamed to order, not held in a warmer. Additionally, Kokopelli serves many items found in full service Mexican restaurants such as Grilled Salmon with Mango Salsa, Steak Verde with Tomatilla Salsa, Pollo Colorado with Smoked Cheese and Peppers, beer, wine and frozen-margaritas, and also offers a variety of healthful and low-carb meal options.

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

FIT-N-HEALTHY FRANCHISE COMPANY, LLC

Fit & Healthy Market Cafe is a concept that will serve great tasting, nutritious meal that fits into a healthy lifestyle. Each Fit-n-Healthy Market Cafe combines a quick-serve restaurant with a convenience-style retail store that carries the best health-oriented consumable products available for purchase.

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

Effective January 14, 2005, we implemented a one for 10 reverse split of our common stock. All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-K/A, have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or July 1, 2004.

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

CODE OF ETHICS, AUDIT COMMITTEE CHARTER AND INVESTMENT COMMITTEE CHARTER

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter on December 23, 2004.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,
(ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Franchise Capital Corporation's code of ethics was filed as an exhibit to its Form 10-K filed September 29, 2005.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-K. Franchise Capital Corporation's audit committee charter was filed as an exhibit to its Form 10-K filed September 29, 2005.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Franchise Capital Corporation's investment committee charter was filed as an exhibit to its Form 10-K filed September 29, 2005.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

The Company's Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol "FCCN". The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since June 2004 through June 30, 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending         Quarterly High       Quarterly Low        Quarterly Close
--------------         --------------       -------------        ---------------
9/30/2004                   0.053               0.046                  0.051
12/31/2004                  0.015               0.013                  0.013
3/31/2005                   0.10                0.083                  0.91
6/30/2005                   0.027               0.020                  0.022

HOLDERS OF RECORD

As of June 30, 2005 there were approximately 72 holders of record of the Company's common stock.

DIVIDENDS

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration \provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities. No commissions were paid in connection with the transactions described below unless specifically noted.

As of June 30, 2005 Franchise Capital Corporation had 32,927,305 shares of common stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA

Financial Position as of June 30:

                                             2005             2004            2003             2002
                                         -----------      -----------     -----------      ----------
Total asset                              $ 1,026,177      $   355,199     $        --     $    73,772
Total liabilities                        $   678,868      $   517,400     $        25     $    34,444
Net assets                               $   347,309      $  (162,201)    $       (25)    $    39,328
Net asset value per outstanding share    $      0.01      $    (0.005)    $     (0.00)    $     0.007
Shares outstanding, end of fiscal year    32,927,305       34,652,400      34,573,800       5,762,300

Operating Data:

                                       January 1, 2005   July 1, 2004
                                         to June 30,    to December 31,    June 30,        June 30,      June 30,
                                           2005(1)           2004            2004            2003          2002
                                         ----------       ----------      -----------     ----------    ---------
Total investment income                  $       --       $   62,334      $   108,974     $    2,625    $      68
Total expenses                           $  750,103       $  791,805      $ 5,341,766     $   41,978    $  37,590
Net operating (loss) income              $ (584,499)      $ (188,018)     $(5,405,130)    $  (39,353)   $ (37,522)
Total tax expense (benefit)              $       --       $       --      $        --     $       --    $      --
Net realized income (loss) from
investments                              $ (293,480)      $       --      $        --     $       --    $      --
Net unrealized income (loss) from
investments                              $  459,084       $       --      $        ---    $       ---   $      --

----------
(1) The Company began operating as a Business Development Corporation on December 23, 2004, all prior period figures are based on the operations of present portfolio companies.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A.

The information contained in this section should be read in conjunction with the Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10K/A. The 10K/A, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (3) interest rate volatility could adversely affect our results, (4) the risks associated with the possible disruption in the Company's operations due to terrorism and (5) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

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

On May 16, 2004 the Company gained an additional 50% control of Kokopelli Franchise Company, LLC for a total of 100% by the way of a "Buy-Sell" offer within the operating agreement the Company had with AZTECA Wrap Foods, LLC. The purchase price for the 50% was $250,000.

In June of 2005 the Company created Fit-n-Healthy Franchise Company, LLC. Fit & Healthy Market Cafe is a concept that will serve great tasting, nutritious meal that fits into a healthy lifestyle. Each Fit-n-Healthy Market Cafe combines a quick-serve restaurant with a convenience-style retail store that carries the best health-oriented consumable products available for purchase.

PLAN OF OPERATION

On December 23, 2004 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

As of December 29, 2004, management has recognized that there is a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion. To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company's common stock under a Regulation E exemption.

As of June 30, 2005 Franchise Capital Corporation held six portfolio companies. In August of 2005 the Company sold Fit-n-Healthy Franchise Company, LLC and presently has five portfolio investment, Fathom Business Systems, Inc., Comstock Jakes' Franchise Co., LLC, Cousin Vinnie's Franchise Co., LLC, Kirby Foo's Franchise Co., LLC and Kokopelli Franchise Co., LLC.

Currently, there are no commitments for material expenditures. It should be noted that the Company's auditors Epstein, Weber & Conover, P.L.C. have expressed in their audit opinion letter that there is substantial doubt about the Company's ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements present an impairment in terms of liquidity. As of June 30, 2005 the Company had $1,026,177 in assets and the Company's total assets exceeded total liabilities by approximately $347,309. The Company has accumulated $6,254,522 of net operating losses through June 30, 2005, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries. In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATION

For the year ended June 30, 2005 the Company had a net loss of $772,517 compared to a net loss of $5,405,130 for year ended June 30, 2004.

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

                         RISKS RELATED TO OUR BUSINESS

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

We have historically lost money. The loss for the 2005 fiscal year was approximately $772,517 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of September 27, 2005 are as follows:

    Name              Age                        Position
    ----              ---                        --------
Edward Heisler        39       Chief Executive Officer, President, Chief
                               Compliance Officer, Secretary and Chairman
Janet Crance          49       Treasurer
Robert Madia          71       Director
Gordon Sales          68       Director
Robert McCoy          62       Director

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended June 30, 2005, June 30, 2004 and June 30, 2003 paid to Bradford Miller. On July 13, 2005, Bradford Miller voluntarily resigned as President, CEO and Chairman. Effective as of the same date, to fill the vacancies created by Bradford Miller's resignation, the Board of Directors appointed Edward Heisler to be the Company's President, CEO and Chairman. No other executive officers received compensation exceeding $100,000 during the year ended June 30, 2005.

                           Summary Compensation Table

                                                  Annual Compensation                  Long Term Compensation
                                          --------------------------------    ---------------------------------------
                                                                                Awards
                                                                              ----------
                                                                  Other       Restricted    Securities
                                                                 Annual         Stock       Underlying     All Other
Name and Principal Position      Year     Salary     Bonus    Compensation     Award(s)      Options     Compensation
---------------------------      ----     ------     -----    ------------     --------      -------     ------------
Brad Miller                      2003    $      0     $ 0         $ 0                --         --            --
President                        2004    $100,000     $ 0         $ 0         1,000,000         --            --
                                 2005    $100,000     $ 0         $ 0                --         --            --

EMPLOYMENT AGREEMENTS

The Company does not currently have any employment agreements in place.

INDEMNIFICATION

As permitted by the provisions of the General Corporation Law of the State of Nevada, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers liability insurance.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Franchise Capital Corporation's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of Franchise Capital Corporation's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Franchise Capital Corporation with copies of all Section 16(a) forms they file.

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

                                        Number of Shares                             Percentage of
Name and Address (1)                  Beneficially Owned            Class               Class (2)
--------------------                  ------------------            -----               ---------
Edward Heisler
 Chief Executive Officer, Chief             253,709          Common                        *
 Compliance Officer, Secretary and          450,000          Series C Preferred(3)         3%
 Chairman
Janet Crance
 Chief Financial Officer, Treasurer          50,000          Common                        *
 and Director                               200,000          Series C Preferred            2%
Robert Madia                                152,245          Common                        *
 Director                                   450,000          Series C Preferred            3%
Gordon Sales                                116,667          Common                        *
 Director                                   450,000          Series C Preferred            3%
Robert McCoy
 Director                                         0          Common                        *
All directors and executive                 572,621          Common                        1%
 officers (5 persons)                     1,550,000          Series C Preferred           12%

----------
*   Denotes less than 1%
(1) Unless indicated otherwise, the address for each of the above listed is c/o Franchise Capital Corporation at 7400 E. McDonald Suite 121, Scottsdale, AZ 85050.
(2) The above percentages are based on 68,562,852 shares of common stock and 13,187,500 shares of Series C Preferred Stock outstanding as of September 23, 2005
(3) Series C Preferred Stock has no voting rights, but is convertible in to common stock on a 1:1 basis and can, as a class, elect three members of the Board of Directors, provided that a majority of the Board is, at all times, independent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

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

(a)(3) EXHIBITS.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A has been identified.

Exhibit No.                 Description                                 Location
-----------                 -----------                                 --------
3.1      Articles of Incorporation                                           *

3.3      Amendment to articles of incorporation, dated December 16, 2004     ***

3.2      Bylaws                                                              *

14       Code of Ethics adopted December 23,2004                             **

31.1     Certification of Chief Executive Officer pursuant to Section 302    ***
         of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to Section 302    ***
         of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer pursuant to Section 906    ***
         of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer pursuant to Section 906    ***
         of the Sarbanes-Oxley Act of 2002

99(i)    Audit Committee Charter adopted December 23, 2004                   **

99.2(ii) Investment Committee Charter adopted December 23, 2004              **

----------
* Incorporated by reference from Franchise Capital Corporation's Registration Statement on Form SB-2 filed on October 29, 2001.
** Incorporated by reference from Franchise Capital Corporation's Annual Report on Form 10-K for the Year Ended June 30, 2005 filed on September 30, 2005.
***  Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FRANCHISE CAPITAL CORPORATION


                                             By: /s/ Edward Heisler
                                                -----------------------------
                                                Edward Heisler
                                                Chief Executive Officer
Dated: April 18, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                     DATE
---------                                    -----                     ----

/s/ Robert Madia                             Director             April 18, 2006
-----------------------------
Robert Madia

/s/ Robert McCoy                             Director             April 18, 2006
-----------------------------
Robert McCoy

/s/ Don Allio                                Director             April 18, 2006
-----------------------------
Don Allio

/s/ Donald Schwall                           Director             April 18, 2006
-----------------------------
Donald Schwall

/s/ Janet Crance                             CFO                  April 18, 2006
-----------------------------
Janet Crance

                          FRANCHISE CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                                  JUNE 30, 2005


                                    CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------
Report of Independent Registered Public Accounting Firm                  F-2
Portfolio of Investments                                                 F-3
Statements of Assets and Liabilities                                     F-5
Statements of Operations                                                 F-6
Statements of Changes in Net Assets                                      F-7
Statements of Stockholders' Equity (Deficit)                             F-8
Statements of Cash Flows                                                 F-10
Notes to the Financial Statements                                        F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Franchise Capital Corporation:

We have audited the accompanying statement of assets and liabilities of Franchise Capital Corporation (the "Company"), including the schedule of investments, as of June 30, 2005, and the related statements of operations, and cash flows for the six months and year then ended and the statements of changes in net assets for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Capital Corporation as of June 30, 2005, and the results of its operations and cash flows for the year then ended and the changes in its net assets for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Effective December 17, 2004, the Company as an internally managed, closed end investment company elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The financial statements prior to that date reflect historically reported information as not reporting as a business development company. Periods subsequent to the effective date are reported in accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, and the Company has not
consolidated portfolio company investments in which the Company has a controlling interest.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
September 29, 2005

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                     June 30,
                                                                       2005
                                                                   ------------
ASSETS:
  Controlled Affiliated Issuers at value
   (Cost $795,000 and $0, respectively)                            $  1,014,430
   Prepaid expenses and other assets                                     11,747
                                                                   ------------
      TOTAL ASSETS                                                 $  1,026,177

LIABILITIES:
  Accounts payable and accrued expenses                            $    120,712
  Payable to shareholders                                                    --
  Note payable (See Note 4)                                             200,000
  Debentures payable (See Note 4)                                       358,156
  Minority interest                                                          --
                                                                   ------------
      TOTAL LIABILITIES                                                 678,868

NET ASSETS                                                         $    347,309

NET ASSETS CONSIST OF:
  Preferred Series B, 0 shares outstanding                         $         --
  Preferred Series C, 13,187,500 shares  outstanding                      1,319
  Paid-in capital, 32,927,305 shares outstanding                      6,600,512
  Accumulated deficit                                                (6,254,522)
                                                                   ------------

      TOTAL NET ASSETS                                             $    347,309
                                                                   ============
Shares Outstanding (5,000,000,000 of $0.0001 par
 value common stock authorized)                                      32,927,305

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                         FRANCHISE CAPITAL CORPORATION
                            SCHEDULE OF INVESTMENTS
                                  JUNE 30, 2005

                                                              Percent of
                                            Value             Net Assets
                                            -----             ----------
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:
  None                                    $       --              --%

PRIVATE COMPANIES                          1,014,430             292%

PUBLIC COMPANIES                                  --              --%

PRIVATE INVESTMENT FUNDS                          --              --%

TOTAL INVESTMENTS                          1,014,430             292%

OTHER ASSETS & LIABILITIES (NET)            (667,121)           (192)%

    NET ASSETS                            $  347,309             100%


              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                         FRANCHISE CAPITAL CORPORATION
                            SCHEDULE OF INVESTMENTS
                                 JUNE 30, 2005

    Principal                                                       Acquisition
  Amount/Shares                                                        Date               Value
  -------------                                                        ----               -----
PRIVATE COMPANIES (1), (2) -- 292%
Common Stocks-- 100%
Restaurant companies-- 100%

Common Shares
1,000,000           Fathom Business Systems, Inc.                     12/2004          $   44,000

INVESTMENTS IN AND ADVANCES TO CONTROLLED COMPANIES:

Membership 72.50%   Comstock Jake's Franchise Co., LLC                12/2004                   -
Membership 50%      Cousin Vinnie's Franchise Co., LLC                12/2004               7,500
Membership 97.50%   Kirby Foo's Franchise Co., LLC                    12/2004               7,500
Membership 100%     Kokopelli Mexican Grill Franchise Co. LLC         12/2004             686,000
Membership 100%     Fit N Healthy Cafe                                 6/2005              50,000

ADVANCES TO CONTROLLED COMPANIES:
                    Fathom Business Systems, Inc.                                          51,520
                    Comstock Jake's Franchise Co., LLC                                     42,445
                    Cousin Vinnie's Franchise Co., LLC                                     90,623
                    Kirby Foo's Franchise Co., LLC                                         26,842
                    Kokopelli Mexican Grill Franchise Co., LLC                              8,000
                                                                                       ----------

                    TOTAL-- PRIVATE COMPANIES (Cost $512,473)                           1,014,430
                                                                                       ----------

                    TOTAL INVESTMENTS (Cost $512,473 -- 292%                            1,014,430
                                                                                       ----------

                    OTHER ASSETS & LIABILITIES (NET) -- (192)%                           (667,121)
                                                                                       ----------

                    NET ASSETS -- 100.00%                                              $  347,309
                                                                                       ----------

----------
1.   Non-income producing securities only.
2. At June 30, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at June 30, 2005 was $1,014,430.

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  For the six          Year
                                                  months ended         Ended
                                                    June 30,          June 30,
                                                      2005              2005
                                                   ----------       -----------

INVESTMENT INCOME:
  Interest income                                  $       --       $        --
  Dividend income                                          --                --
                                                   ----------       -----------
Total Income                                               --                --

EXPENSES:
  Administration expenses                             750,103         1,487,848
                                                   ----------       -----------
Total Expenses                                        750,103         1,487,848

NET INVESTMENT LOSS                                  (750,103)       (1,487,848)

NET REALIZED LOSS ON INVESTMENTS                           --                --

NET UNREALIZED GAIN ON INVESTMENTS                    165,604           165,604

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                  (584,499)       (1,322,244)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
 CONVERSION TO A BUSINESS DEVELOPMENT COMPANY              --           549,727

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
 FROM OPERATIONS                                   $ (584,499)      $  (772,517)


              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENTS OF CHANGES IN NET ASSETS

                                                               For the year ended
                                                                     June 30,
                                                              2005              2004
                                                           -----------       -----------
                                                                             Prior to BDC
OPERATIONS:
  Net investment loss                                      $(1,487,848)      $        --
  Loss from operations                                              --        (5,405,130)
  Change in unrealized appreciation/depreciation               165,604
  Accounting change                                            549,727
  Net decrease in net assets resulting from operations        (772,517)       (5,405,130)

SHAREHOLDER ACTIVITY:
  Stock sales and conversion                                 1,282,027         5,242,954

NET INCREASE (DECREASE) IN ASSET VALUE                         509,510          (162,176)

NET ASSETS:
  Beginning of Period                                         (162,201)              (25)

  End of Period                                            $   347,309       $  (162,201)

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                          FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                      Prior to Effective
                                                                                         Date of BDC
                                                                                      -----------------
                                                                     For the Six        For the Six            For the
                                                                     Months Ended       Months Ended          Year Ended
                                                                    June 30, 2005     December 31, 2004     June 30, 2005
                                                                    -------------     -----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $(584,499)          $(188,018)          $(772,517)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
      Common stock issued as consideration for services                                     296,000             296,000
      Preferred stock issued as consideration for services                   --                  --
      Depreciation and amortization                                       1,661               5,243               6,904
      Amortization of deferred compensation                             192,000              16,000             208,000
      Amortization of beneficial conversion feature                     210,679              30,303             240,982
      Amortization of deferred financing costs                            2,666                                   2,666
      Impairment of goodwill                                                                 44,836              44,836
      Unrealized appreciation of portfolio investments                 (153,291)                               (153,291)
      Other non-cash income                                             (40,000)                                (40,000)
      Minority interest                                                                      (2,510)             (2,510)
      Expense of non-cash exercise of warrants                           25,200                                  25,200
      Cumulative effect of accounting change                                               (549,727)           (549,727)
   Changes in assets and liabilities (net of business
    acquisition)
      Prepaid expenses                                                   (6,885)            (85,086)            (91,971)
      Interest receivable                                                                        --
      Accounts receivable                                                                  (219,703)           (219,703)
      Equipment, net of accumulated depreciation                             --
      Inventories
      Deferred revenue                                                                      325,000             325,000
      Accounts payable and accrued liabilities                          (98,410)             75,335             (23,075)
                                                                      ---------           ---------           ---------
          Net Cash (Used) by Operating Activities                      (450,879)           (252,327)           (703,206)
                                                                      ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash invested in portfolio companies                                  (75,000)            (29,166)           (104,166)
  Purchase of computer equipment                                         (2,635)             (3,586)             (6,221)
  Advances to affiliates/officers                                        (2,350)                                 (2,350)
  Repayment of advances to affiliates                                    83,960                                  83,960
  Investment in franchise development                                        --                  --
                                                                      ---------           ---------           ---------
          Net Cash Provided by(Used) by Investing Activities              3,975             (32,752)            (28,777)
                                                                      ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                          345,500                                 345,500
  Bank overdraft                                                         13,476                                  13,476
  Proceeds from shareholder advances                                                         (8,647)             (8,647)
  Repayments of notes payable and convertible debentures                (35,000)                                (35,000)
  Proceeds from notes payable                                           120,715             249,938             370,653
                                                                      ---------           ---------           ---------
          Net Cash Provided by Financing Activities                     444,691             241,291             685,982
                                                                      ---------           ---------           ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              (2,213)            (43,788)            (46,001)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 2,213              46,001              46,001
                                                                      ---------           ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD                                   $      --           $   2,213           $      --
                                                                      =========           =========           =========

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                          FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                        For the year ending
                                                              June 30,
                                                       2005              2004
                                                     --------          --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $     --          $     --
                                                     ========          ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for business acquisitions
   and franchise rights                              $     --          $255,000
                                                     ========          ========
  Note payable issued for 50% interest in
  portfolio company                                  $200,000          $     --
                                                     ========          ========

  Debt converted to Equity                           $ 62,500          $     --
                                                     ========          ========

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

                          FRANCHISE CAPITAL CORPORATION

                      NOTES TO AUDITED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2005


1. ORGANIZATION AND BASIS OF PRESENTATION

Franchise Capital Corporation (the "Company") a Nevada corporation, was incorporated on July 6, 2001. The Company was formerly named Cortex Systems, Inc. In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its true business nature. The Company invests in developing and franchising casual dining restaurants. The Company is seeking to acquire additional investments within this industry and has acquired the rights to five concepts. To date, the Company has had no revenues associated with these activities. Effective December 17, 2004, the Company as an internally managed, closed end investment company elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

The Company serves as a holding company for its wholly and majority owned operating subsidiaries; Fathom Business Systems, Inc. ("Fathom"), Comstock Jake's Franchise Company, ("Comstock's"), Kokopelli Franchise Company, ("Kokopelli"), Cousin Vinnie's Franchise Company ("CV"), Kirby Foo's Asian Grill Franchise Company ("Kirby"), and Fit N Healthy Cafe . The Company owns 100% of Fathom and Kokopelli and has ownership interests in Kirby of approximately 97.5%, 72.5% of Comstock Jake's, 100% of Fit N Healthy, and 50% of CV.

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

REVENUE RECOGNITION - For periods prior to December 31, 2004, revenue was recognized on hardware and installation of point-of-sale systems when the system has been installed and the Company has received customer acceptance and there is no material ongoing commitment on the part of the Company. Cost of revenues includes the cost of hardware items and labor.

ACCOUNTS RECEIVABLE - Prior to December 31, 2004, accounts receivable consisted primarily of amounts due from customers of Fathom's Point of Sale systems and implementation projects. The Company has receivables from affiliates at June 30, 2005 of $219,430. These advances generally have no specific repayment terms. The Company analyzes these receivables periodically to determine if there is any impairment of such. This analysis includes an assessment of the portfolio companies' ability to repay. The Company has a controlling interest in most of the portfolio companies.

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

PROPERTY AND EQUIPMENT - consists primarily of office equipment and furnishings and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $6,094, $7,962 and $-0- for the years ended June 30, 2005, 2004 and 2003, respectively.

STOCK-BASED COMPENSATION - Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

There were no options granted in the years ended June 30, 2005 and 2004.

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

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "ACCOUNTING FOR STOCK-BASED COMPENSATION" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

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

In the year ended June 30, 2004, the Company entered into various agreements with American Restaurant Development Corp. ("ARDC"), an entity controlled by a significant shareholder of the Company. As of June 30, 2004 the shareholder held a beneficial interest in the Company totaling 11%. The Company contracted with ARDC to provide restaurant concepts for franchising. For each concept introduced to the Company, ARDC is to receive 500,000 shares of the Company's common stock and $125,000, $75,000 of which is paid immediately and the $50,000 balance as cash is received by the Company for franchise fees realized by the Company on such concepts. In addition, ARDC is to receive 50% of all non-refundable payments received by the Company for new franchise and area developer agreements. Additionally, ARDC will receive royalties equal 1% of the system wide revenues of each concept. During the year ended June 30, 2004, a total of 2,000,000 shares of the Company's common stock were issued to ARDC and the Company incurred $300,000 in fees for the four franchise concepts brought to the Company by ARDC.

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

5. INVESTMENT PORTFOLIO

In the year ended June 30, 2005, the Company entered into operating agreements for five restaurant concepts (Comstock Jake's, Kokopelli, CV, Kirby and Fit N Healthy) with the owners of the exclusive rights to the names, trademarks, menus, operating systems and recipes for the concepts. The Company will provide the monies needed to start the sale of the franchises and other operating services for its 72.5% interest in Comstock Jake's, 100% interest in Kokopelli, 50% interest in CV, 100% interest in Kirby and 100% interest in Fit N Healthy. As of June 30, 2005, the Company has invested $219,430 in advances to the companies. The estimated fair value of the portfolio companies was $795,000.

As a business development company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by our Board of Directors for investments which do not have readily determinable market values. Most of the Company's assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by the Board of Directors under our valuation policy. Currently, our valuation policy provides for obtaining independent business valuations for those equity securities that are not traded on a national securities exchange.

With respect to private equity securities, investments are valued as indicated above by a independent business valuation company using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as a minority, non-control position, if applicable. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. At June 30, 2005, the fair values of Comstock Jake's, Kokopelli, CV and Fathom Business systems was determined by a by a independent business valuation company. OF the Company's investments, only Kokopelli and Fathom have operations. Kokopelli has begun to sell franchises and Fathom has been operating since it was acquired. The investment in Fit N Healthy was effective June 30, 2005. The value of Fit N Healthy was determined based on the sale price of that investment which occurred in August of 2005.

During the year ended June 30, 2005, the Company wrote down its investment in Fathom by $293,480. During the year ended June 30, 2005, the Company reported an unrealized gain o its investment in Kokopelli by approximately $459,000.

6. CONVERTIBLE DEBENTURES PAYABLE

Debentures payable as of June 30, was comprised of the following:

                                                                    2005            2004
                                                                 ---------       ---------
Debenture payable from an individual maturing February 2005
Debenture payable $55,000, interest at 12% per annum,
Interest due quarterly                                           $  40,000       $      --

Debenture payable from an individual maturing January 30, 2005
Debenture payable $50,000, interest at 12% per annum,
Interest due quarterly                                              15,000

Debenture payable from an individual maturing Dec 1, 2005
Debenture payable $50,000, interest at 10% per annum
Interest due quarterly                                              50,000

Debenture payable from an individual maturing April 2005
Debenture payable $25,000, interest at 8% per annum
Interest due quarterly                                              20,500

Debenture payable from an individual maturing April 2005
Debenture payable $25,000, interest at 8% per annum
Interest due quarterly                                              15,500

Debenture payable from a company maturing June 2006
Debenture payable $250,000, interest at 7.5% per annum
Interest due monthly                                               228,927         127,500

Debenture payable from a company maturing September 2005
Debenture payable $35,000, interest at 8% per annum
Interest due monthly                                                17,550
                                                                 ---------       ---------

         Total                                                     387,477         127,500
                                                                 ---------       ---------

      Less: Debt discount                                          (29,321)
                                                                 ---------       ---------
                                                                 $ 358,156       $ 127,500
                                                                 =========       =========

Principal payments due as follows:

Years ended June 30:            2006                             $387,477
                                2007                                   --
                                2008                                   --
                                2009                                   --
                                2010                                   --
              Thereafter                                               --
                                                                 --------

                                                                 $387,477
                                                                 ========

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

During the year ended June 30, 2004, the Company issued a 2-year 7.5% convertible debenture to Golden Gate Investors, Inc. "Golden Gate" amounting to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock.

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

Subsequent to June 30, 2005, the Company contacted Golden Gate regarding what we believe may be securities law violations in connection with transactions involving the convertible debenture and its related warrants and agreements. Among other things, the Company believes Golden Gate violated Section 16 of the Securities Exchange Act of 1934 when they converted nearly 12% of the Company's outstanding shares and immediately resold shares in the market. The Company has terminated all agreements with Golden Gate, and is currently seeking legal counsel to advise it regarding pursuing Golden Gate for short swing profits resulting from the purchase and sale of shares.

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

Convertible debt outstanding at June 30, 2005 is convertible into 60,325,875 shares of common stock.

7. NOTES PAYABLE

Notes payable as of June 30, was comprised of the following:

                                                       2005               2004
                                                       ----               ----

Note payable to former partial owner of Kokopelli
Note is payable $200,000 and bears interest at
prime and is collateralized by 50% interest in
Kokopelli, payable in 12 quarter installments of
$16,667 commencing in November 2005.                 $200,000

Loan from an individual maturing June 30, 2007
Note payable $50,000, interest at 12% per annum,
Interest due quarterly.                                                 $50,000

Loan from an individual maturing June 30, 2007
Note payable $50,000, interest at 12% per annum,
Interest due quarterly.                                                  50,000
                                                     --------          --------
         Total                                        200,000           100,000

Less Current portion                                   50,000                --
                                                     --------          --------

Long-term portion                                    $150,000          $100,000
                                                     ========          ========

8. INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consist of the following:

                                          2005           2004           2003
                                      -----------    -----------    -----------
Current tax provision (benefit)       $ 2,551,795    $(2,166,000)   $    (5,900)
Deferred tax provision (benefit)       (2,551,795)     2,166,000          5,900
                                      -----------    -----------    -----------

Total income tax provision (benefit)  $         0    $         0    $         0
                                      ===========    ===========    ===========

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

     A reconciliation of the differences between the effective and statutory income tax rates for years ended June 30, is as follows:

                                            2005                        2004                    2003
                                            ----                        ----                    ----
Federal statutory rates           $(245,316)     (34)%      $(1,738,866)     (34)%      $(5,902)     (15)%
State income taxes                  (43,291)      (6)%         (306,859)      (6)%        - 0 -       --%
Increase in valuation allowance     512,378       71%         2,044,682       40%         5,902       15%
Effect of accounting change        (219,891)     (30)%
Other                                (3,880)      (1)%            1,043       --              0       --%
                                  ---------     ----        -----------     ----        -------     ----
Effective rate                    $       0        0%       $         0        0%       $     0        0%
                                  =========     ====        ===========     ====        =======     ====

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

During the year ended June 30, 2005, the Company issued $357,500 in the form of convertible debentures, with interest payable at the end of the term. The debentures may be converted, at the option of the holder, into common shares of the Company at a conversion price of 50% of the closing bid for the Company's common stock on the date of conversion. During the year ended June 30, 2005, the Company converted $67,450 of these convertible debentures for a total of 16,950,909 shares of common stock under Regulation E.

During the year ended June 30, 2005 the Company issued 4,320,000 restricted shares for consulting services valued at $215,000. These shares were issued prior to the Company becoming a Business Development Company.

During the year ended June 30, 2005 Franchise Capital Corporation issued 10,650,000 shares of restricted common stock for $412,950 cash.

During the year ended June 30, 2005 the Company converted its Series B Preferred Stock into common stock. This conversion resulted in the retiring of all Series B Preferred Stock and the issuance of 9,500,000 shares of restricted common stock.

On December 17, 2004 the Board of Directors approved a new series of preferred stock, Series C Preferred. The Series C Preferred Stock is, does not have voting rights and is not entitled to receive dividends. Each share of Series C issued can be converted into Common Stock on a 1:1 basis (a total of 13,500,000 shares of common stock). In the event of a liquidation event, the Series C stock automatically converts into common stock based on the foregoing formula. By designation, the Series C Preferred Stock is not affected by forward or reverse splits of the Company's common stock or other adjustment to the Company's capital structure. The Series C is entitled to name three members of the Company's Board of Directors at all times. During the year ended June 30 2005, the Company had issued a total of 13,187,500 shares of Series C Preferred Stock.

Subsequent to June 30, 2005, the Company was notified by the Securities and Exchange Commission ("Commission") that the terms of the Series C Preferred Stock issued by the Company may be in violation of Section 23 of the Investment Company Act of 1940. As a result, the Series C holders agreed to a 1:10 reverse split of the Series C stock corresponding to the similar 1:10 reverse split of the Company's common stock on January 14, 2005. Further, the Company has restructured the terms of the Series C Preferred Stock. Most significantly, the rights of the Series C Preferred Stock to convert to common stock and provisions in the Series C Preferred Stock affording protections against capital reorganization were eliminated.

Capital share transactions for the years ended June 30, 2005 and 2004 are schedule as follows:

                                                                                               Convertible
                                                        Common Stock                         Preferred Stock
                                                   Shares           Amount             Shares             Amount
                                                   ------           ------             ------             ------
BALANCE, JUNE 30, 2002                           3,457,380       $        346       $         --       $        --
Net loss
                                               -----------       ------------       ------------       -----------
BALANCE, JUNE 30, 2003                           3,457,380                346                 --                --

Cancellation of shares previously issued        (1,666,000)              (167)
Shares issued for cash                              42,900                  4
Shares issued for services                         550,000                 55
Shares issued for business acquisition              85,000                  9
Preferred Class B issued for services                                                     10,000         3,800,000
Value of beneficial conversion feature
Shares issued for deferred compensation            200,000                 20
Amortization of deferred compensation
Shares issued for stock dividend                   795,960                 80
Net loss                                                                                                        --
                                               -----------       ------------       ------------       -----------
BALANCE, JUNE 30, 2004                           3,465,240                347             10,000         3,800,000

Shares issued for services                         432,000                 43
Amortization of deferred compensation                                      --
Fractional shares issued                                (2)                --                 --
Conversion of Preferred Class B to Common          950,000                 95            (10,000)       (3,800,000)
Preferred Class C issued for services                                      --         13,500,000             1,350
Record debt beneficial conversion feature                                  --
Shares sold for cash/partial debenture
 conversion                                     16,949,567              1,695
Shares sold for cash                            10,650,000              1,065
Shares issued on cashless exercise of
 warrants                                          168,000                 17
Conversion of Preferred Class C                    312,500                 31           (312,500)              (31)
Net loss
                                               -----------       ------------       ------------       -----------
BALANCE, JUNE 30, 2005                          32,927,305       $      3,293         13,187,500       $     1,319
                                               ===========       ============       ============       ===========

                                                                  Additional
                                                 Deferred          Paid in         Accumulated
                                               Compensation        Capital           Deficit           Total
                                               ------------        -------           -------           -----

BALANCE, JUNE 30, 2002                                           $    76,504       $   (37,174)    $    39,328
Net loss                                                                               (39,353)        (39,353)
                                               -----------       -----------       -----------     -----------
BALANCE, JUNE 30, 2003                                  --            76,504           (76,527)            (25)

Cancellation of shares previously issued                                 167                                --
Shares issued for cash                                                89,996                            90,000
Shares issued for services                                         1,059,687                         1,059,742
Shares issued for business acquisition                               239,991                           240,000
Preferred Class B issued for services                                                                3,800,000
Value of beneficial conversion feature                                21,212                            21,212
Shares issued for deferred compensation           (240,000)          239,800                                --
Amortization of deferred compensation               32,000                                              32,000
Shares issued for stock dividend                                         (80)                               --
Net loss                                                                            (5,405,130)     (5,405,130)
                                               -----------       -----------       -----------     -----------
BALANCE, JUNE 30, 2004                            (208,000)        1,727,457        (5,482,005)       (162,201)

Shares issued for services                                           214,955                           214,998
Amortization of deferred compensation              208,000                                             208,000
Fractional shares issued
Conversion of Preferred Class B to Common                          3,799,905                                --
Preferred Class C issued for services                                 79,650                            81,000
Record debt beneficial conversion feature                            339,879                           339,879
Shares sold for cash/partial debenture
 conversion                                                          305,755                           307,450
Shares sold for cash                                                 104,435                           105,500
Shares issued on cashless exercise of
 warrants                                                             25,183                            25,200
Conversion of Preferred Class C                                                                            --
Net loss                                                                              (772,517)       (772,517)
                                               -----------       -----------       -----------     -----------
BALANCE, JUNE 30, 2005                         $        --       $ 6,597,219       $(6,254,522)    $   347,309
                                               ===========       ===========       ===========     ===========

10. COMMITMENTS

The Company entered into an arrangement with Kokopelli to provide Kokopelli up to $1,200,000 under a line of credit. Borrowings bear interest at 8% per annum. At June 30, 2005, the Company has advanced and has due $8,000 under this arrangement.

11. SUBSEQUENT EVENTS

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

Subsequent to June 30, 2005, the Company entered into an agreement with Creative Eateries Corporation ("Creative") where the Company agreed to sell all of its remaining portfolio companies to Creative for $200,000 cash and 3,583,667 shares of Creative's common stock. The Company has since rescinded the Purchase Agreement with Creative because Creative failed to meet its obligations under the Purchase Agreement. Since the rescission occurred during the quarter ending December 31, 2005, financial information regarding the Purchase Agreement has not, and will not, be a part of any of the Company's financial statements.

Subsequent to June 30, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that the Series C Preferred Stock issued by the Company may be in violation of Section 23 of the Investment Company Act of 1940. The Company is currently restructuring the Series C Preferred Stock designation into a format acceptable with the Commission. The restructuring will alter several sections of the designation, most significantly the sections pertaining to the Preferred Stock conversion to common stock and the capital reorganization of common stock via forward splits and reverse splits.

12. RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2004, the Company entered into an operating agreement with ALEXIS GROUP, LLC "ALEXIS" to operate a franchise company. ALEXIS is owned by Jerry Brown, who was the Company's Chairman of the Board at the time. Pauli's Franchise Company, LLC was formed to provide an entity that is equally controlled by ALEXIS and the Company. ALEXIS will provide the exclusive rights of the Pauli's name, trademarks, menu, and recipes. The Company will provide the funds for start-up and operating services. At June 30, 2004 the Chairman of the Board held a 25% interest in Pauli's Franchise Company, LLC, the Company held a 72.5% interest and an unrelated party held the remaining 2.5% interest.