Form 10-Q/A
period 2005-09-30
Franchise Capital Corp.
filed 2006-04-19
CIK 1160598

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of November 7, 2005 was 71,562,852 shares of common stock, par value $.0001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           INDEX TO FORM 10-Q/AFILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Portfolio of Investments as of September 30, 2005                      3
        Statements of Assets and Liabilities at September 30, 2005
         and June 30, 2005                                                     5
        Statements of Operations for the three month periods ended
        September 30, 2005 and September 30, 2004                              6
        Statements of Changes in Net Assets for the three month periods
        ended September 30, 2005 and September 30, 2004                        7
        Statements of Cash Flow for the three month periods ended
        September 30, 2005 and September 30, 2004                              8
        Notes to Financial Statements                                         10
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS           21
ITEM 4. CONTROLS AND PROCEDURES                                               21

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       21
ITEM 4. SUBMSISION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   21
ITEM 5. OTHER INFORMATION                                                     22
ITEM 6. EXHIBITS                                                              22

SIGNATURES                                                                    22

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

ITEM 1. FINANCIAL STATEMENTS

                         FRANCHISE CAPITAL CORPORATION
                      PORTFOLIO OF INVESTMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005

                                                                Percent of
                                                                    Net
                                             Value                Assets
                                             -----                ------
PORTFOLIO STRUCTURE

SHORT-TERM INVESTMENTS:
  None                                    $        --               --%

PRIVATE COMPANIES                           1,013,134              167%
PUBLIC COMPANIES                                   --               --%
PRIVATE UNVESTMENT FUNDS                           --               --%

TOTAL INVESTMENTS                           1,013,134              167%
OTHER ASSETS & LIABILITIES (NET)             (404,767)             (67)%

    NET ASSETS                            $   608,367              100%


             Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
            PORTFOLIO OF INVESTMENTS SEPTEMBER 30, 2005 (UNAUDITED)

      Principal                                                    Acquisition
    Amount/Shares                                                      Date               Value
    -------------                                                      ----               -----
PRIVATE COMPANIES (1) -- 167%
Common Stocks-- 100%
Restaurant companies-- 100%

INVESTMENTS IN CONTROLLED COMPANIES:
Membership 72.5%    Comstock Jake's Franchise Co., LLC                12/2004          $        --
Membership 50%      Cousin Vinnie's Franchise Co., LLC                12/2004                7,500
Membership 100%     Kirby Foo's Franchise Co., LLC                    12/2004                7,500
Membership 50%      Kokopelli Mexican Grill Franchise Co. LLC         12/2004              690,642

ADVANCES TO CONTROLLED COMPANIES:
                    Comstock Jake's Franchise Co., LLC                12/2004               92,670
                    Cousin Vinnie's Franchise Co., LLC                12/2004               90,705
                    Kirby Foo's Franchise Co., LLC                    12/2004               26,924
                    Kokopelli Mexican Grill Franchise Co. LLC         12/2004               97,193
                                                                                        ----------

                    TOTAL-- PRIVATE COMPANIES (Cost $512,473)                            1,013,134
                                                                                        ----------

                    TOTAL INVESTMENTS (Cost $512,473)-- 167%                             1,013,134
                                                                                        ----------

                    OTHER ASSETS & LIABILITIES (NET)-- (67)%                              (404,767)
                                                                                       -----------

                    NET ASSETS-- 100.00%                                               $   608,367
                                                                                       -----------

----------
1. At September 30, 2005 the Company owned 25% or more of each of the private company's outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at September 30, 2005 was $1,013,134.

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                        September 30,             June 30,
                                                                            2005                   2005
                                                                        ------------           ------------
                                                                        (Unaudited)
ASSETS:
  Controlled Affiliated Issuers at value (Cost $512,473
   and $0, respectively)                                                $  1,013,134           $  1,014,430
  Cash and cash equivalents                                                    3,801                     --
  Purchased receivables and other assets                                      71,266                 11,747
                                                                        ------------           ------------
      Total Assets                                                      $  1,088,201           $  1,026,177

LIABILITIES:
  Accounts payable and accrued expenses                                 $     58,907           $    120,712
  Debentures payable (See Note 4)                                            220,927                358,156
  Notes payable                                                              200,000                200,000
                                                                        ------------           ------------
      Total Liabilities                                                      479,834                678,868

NET ASSETS                                                              $    608,367           $    347,309

NET ASSETS consist of:
  Preferred Series C, 12,325,000 and 13,187,500 shares outstanding             1,233                  1,319
  Paid-in capital, 68,562,852 Common shares outstanding                    7,163,317              6,600,512
  Stock subscription receivable                                              (64,937)                    --
  Accumulated deficit                                                     (6,491,246)            (6,254,522)
                                                                        ------------           ------------

Total Net Assets                                                        $    608,367           $    347,309

Shares Outstanding (200,000,000 of $0.0001 par value common stock
 authorized)                                                              68,562,852             32,927,305

NET ASSET VALUE PER SHARE                                               $       0.01           $       0.01
                                                                        ============           ============

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                            AS OF SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                                     For the three months ended
                                                             September 30,
                                                       2005             2004
                                                     ---------        ---------

INVESTMENT INCOME:
  Interest income                                    $      --        $      --
  Dividend income                                           --               --
                                                     ---------        ---------
      Total Income                                          --               --

EXPENSES:
  Interest                                              36,620            4,352
  Administration expenses and fees                     198,253          478,421
                                                     ---------        ---------
      Total Expenses                                   234,873          482,773

NET INVESTMENT LOSS                                   (234,873)        (482,773)

NET REALIZED LOSS ON INVESTMENTS                       (83,231)              --

NET CHANGE IN UNREALIZED GAINS AND LOSSES ON
INVESTMENTS                                             81,380               --

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES                                    (236,724)        (482,773)

INCOME FROM DISCONTINUED OPERATIONS                         --           25,805

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                      $(236,724)       $(456,968)


              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                               For the three months ended
                                                                      September 30,
                                                                2005                2004
                                                              ---------           ---------
OPERATIONS:
  Net investment loss                                         $(234,873)          $(482,773)
  Income from discontinued operations                                --              25,805
  Net realized and unrealized gain (loss) on
  investment transactions                                        (1,851)                 --

Net decrease in net assets resulting from operations           (236,724)           (456,968)

SHAREHOLDER ACTIVITY:
  Stock sales and conversion                                    497,782             231,000

NET INCREASE (DECREASE) IN ASSET VALUE                          261,058            (225,968)

NET ASSETS:
  Beginning of Period                                           347,309            (162,201)

  End of Period                                               $ 608,367           $(388,169)

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            AS OF SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                                              For the three        For the three
                                                              Months Ended         Months Ended
                                                           September 30, 2005   September 30, 2004
                                                           ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                      $(236,724)          $(456,968)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Non-cash loss on disposition of investments                   82,752
     Change in unrealized appreciation/depreciation of
      portfolio investments                                       (81,380)
     Amortization of beneficial conversion features                29,321
     Common stock issued as consideration for services                                215,000
     Depreciation and amortization                                                      4,405
     Amortization of deferred compensation                                             16,000
     Impairment of goodwill                                                            44,836
     Minority interest                                                                 (2,510)
  Changes in assets and liabilities (net of business
   acquisition)
     Prepaid expenses                                                                  (4,000)
     Interest receivable                                                                1,414
     Accounts receivable                                                              (73,523)
     Other assets                                                 (15,519)
     Deferred revenue                                                                 125,000
     Accounts payable and accrued liabilities                     (11,805)             (2,181)
                                                                ---------           ---------
          Net Cash (Used) by Operating Activities                (233,355)           (132,527)
                                                                ---------           ---------

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)
                                   CONTINUED


                                                              For the three        For the three
                                                              Months Ended         Months Ended
                                                           September 30, 2005   September 30, 2004
                                                           ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advances to portfolio companies                          (139,582)                   --
  Advances to affiliates/officers                                     --                (2,741)

                                                               ---------             ---------
        Net Cash (Used) by Investing Activities                 (139,582)               (2,741)
                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                   361,378                    --
  Repayment of shareholder advances                               (3,708)
  Proceeds from notes payable and convertible debentures          15,360               100,000
                                                               ---------             ---------
        Net Cash Provided by Financing Activities                376,738                96,292
                                                               ---------             ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        3,801               (38,976)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             --                46,001
                                                               ---------             ---------

CASH AND EQUIVALENTS, END OF PERIOD                            $   3,801             $   7,025
                                                               =========             =========

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
  Conversion of debt to common stock                           $ 118,500
                                                               =========

              Notes to Financial Statements are an integral part of
                           these Financial Statements

                          FRANCHISE CAPITAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
         FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004


1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q/Aand Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

The accompanying financial statements reflect the accounts of Franchise Capital Corporation, and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it will be successful in the management of its investment portfolio. However, the Company will likely require additional debt or equity capital in order to implement its business plan. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

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

CONTROLLED AFFILIATED ISSUERS - As a business development company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by our Board of Directors for investments which do not have readily determinable market values. Most of the Company's assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by the Board of Directors under our valuation policy. Currently, our valuation policy provides for obtaining independent business valuations for those equity securities that are not traded on a national securities exchange.

With respect to private equity securities, investments are valued as indicated above by a independent business valuation company using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as a minority, non-control position, if applicable. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation. At September 30, 2005, the fair values of Comstock Jake's, Kokopelli, CV and Fathom Business systems was determined by a by a independent business valuation company. Of the Company's investments, only Kokopelli and Fathom have operations. Kokopelli has begun to sell franchises and Fathom has been operating since it was acquired. The investment in Fit N Healthy was effective June 30, 2005.

The Company's investment in Fit N Healthy was disposed of in August of 2005 in exchange for assumption of a $50,000 note payable by the Company to a third party. There was no gain or loss as result of that exchange.

On September 27, 2005 the Company approved the sale of Fathom Business Systems for $44,000. The Company took title to $44,000 in Fathom trade accounts receivable as consideration for the sale. This portfolio company has been operating at a loss and its sale will improve the cash flow of the Company. There was no gain or loss as result of that exchange. Previous unrealized losses were realized upon execution of this transaction.

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

4. CONVERTIBLE DEBENTURE

During the year ended June 30, 2004 the Company issued a 2-year 7.5% convertible debenture amounting to Golden Gate Investors, Inc. "Golden Gate" to $85,000 with interest payable monthly and due June 9, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock. During the three months ended December 31, 2004, this debenture was increased to $177,438. Upon approval of the Company's change to a Business Development Company, the warrants were cancelled. As of September 30, 2005, we currently owe $220,927.

Subsequent to September 30, 2005, the Company contacted Golden Gate regarding what we believe may be securities law violations in connection with transactions involving the convertible debenture and its related warrants and agreements. Among other things, the Company believes Golden Gate violated Section 16 of the Securities Exchange Act of 1934 when they converted nearly 12% of the Company's outstanding shares and immediately resold shares in the market. The Company has terminated all agreements with Golden Gate, and is currently seeking legal counsel to advise it regarding pursuing Golden Gate for short swing profits resulting from the purchase and sale of shares.

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

Subsequent to September 30, 2005, the Company was notified by the Securities and Exchange Commission ("Commission") that the debentures issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. Franchise Capital Corporation believed at the time the debentures issued were not senior securities. As a result, the Company may not be in compliance with Section 18 of the Investment Company Act of 1940 which required that the Company maintain net assets to senior security coverage of at least 200%. Further, the Company was informed that the convertible nature of the debentures made them subject to Section 61 of the Investment Company Act which requires, among other things, that rights to acquire common stock:

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

Subsequent to September 30, 2005, the Company was notified by the Securities and Exchange Commission ("Commission") that the terms of the Series C Preferred Stock issued by the Company may be in violation of Section 23 of the Investment Company Act of 1940. As a result, the Series C holders agreed to a 1:10 reverse split of the Series C stock corresponding to the similar 1:10 reverse split of the Company's common stock on January 14, 2005. Further, the Company has restructured the terms of the Series C Preferred Stock. Most significantly, the rights of the Series C Preferred Stock to convert to common stock and provisions in the Series C Preferred Stock affording protections against capital reorganization were eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations,
contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates",
"expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2) economic downturns can disproportionately impact certain sectors in which we concentrate, and any future economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in the Company's operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

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

                                                   September 30,       June 30,
                                                       2005              2005
                                                    ---------         ---------
ASSETS HELD:
  Majority Owned Companies (a):
     Investments in and advances to                 1,013,134         1,014,430
  Controlled Companies (b):
  Other Affiliates (c):
     Loans at fair value                                    0                 0
     Equity Investments at fair value                       0                 0

                                                Three Months Ended September 30,
                                                       2005             2004
                                                    ---------         ---------
INCOME RECOGNIZED:
  From Majority Owned Companies (a):
     Interest and fee income                      $         0         $       0
  From Controlled Companies (b):
  From Other Affiliates (c): 1
     Interest and fee income                                0                 0
     Net change in unrealized appreciation
      (depreciation) on investments                    81,380                 0
     Realized losses on investments                   (83,231)               --

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

THREE MONTHS ENDED

SEPTEMBER 30, 2005

CHANGE DUE TO:
   Asset growth                            $ 81,380
   Increase in fee income                         0
   Interest and other income                      0
   Manufacturing income                           0
                                          ---------
Total change in operating income          $  81,380
                                          =========

Total operating income for the three months ended September 30, 2005 increased $50,071, to $81,380 from $31,309 for the three months ended September 30, 2004.

OPERATING EXPENSES

Operating   expenses   include,   employee   compensation,   and   general   and
administrative expenses.

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

RECENT DEVELOPMENT

On October 4, 2005 the Company completed a Purchase Agreement with Creative Eateries Corporation "Creative." Creative purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Creative is to pay $2,161,493 to Franchise Capital for their interest in the said companies which will be paid in $200,000 cash and 3,583,667 shares of Creative's common stock.

Subsequent to October 4, 2005, the Company rescinded the Purchase Agreement with Creative due to Creative's failure to meet their obligations under the Purchase Agreement. Since the rescission occurred prior to the quarter ending December

31, 2005, financial information regarding the Purchase Agreement has not, and will not, be a part of any of the Company's financial statements.

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