Form 10-Q/A
period 2005-09-30
Franchise Capital Corp.
filed 2006-04-20
CIK 1160598

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


             Notes to Financial Statements are an integral part of
                           these Financial Statements

                         FRANCHISE CAPITAL CORPORATION
            PORTFOLIO OF INVESTMENTS SEPTEMBER 30, 2005 (UNAUDITED)

      Principal                                                    Acquisition
    Amount/Shares                                                      Date               Value
    -------------                                                      ----               -----
PRIVATE COMPANIES (1) -- 167%
Common Stocks-- 100%
Restaurant companies-- 100%

INVESTMENTS IN CONTROLLED COMPANIES:
Membership 72.5%    Comstock Jake's Franchise Co., LLC                12/2004          $        --
Membership 50%      Cousin Vinnie's Franchise Co., LLC                12/2004                7,500
Membership 100%     Kirby Foo's Franchise Co., LLC                    12/2004                7,500
Membership 90%      Kokopelli Mexican Grill Franchise Co. LLC         12/2004              690,642

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


Dated: April 20, 2006           /s/  Edward Heisler
                                ------------------------------------------------
                                Edward C. Heisler, President and Chief Executive
                                Officer (Principal Executive Officer)


Dated: April 20, 2006           /s/  Janet Crance
                                ------------------------------------------------
                                Janet Crance, Chief Financial Officer
                                (Principal Accounting Officer)