Form 10-Q
period 2005-12-31
Franchise Capital CORP
filed 2007-04-16
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2005	Commission File Number 000-26887
FRANCHISE CAPITAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
(951) 587-9100 Issuer's telephone number, including area code N/A (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No[ X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer  [   ]

Non-accelerated filer  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No[ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at April 5, 2007
Common Stock, $0.0001 par value	921,824,778 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2005

Franchise Capital Corporation
Statement of Assets and Liabilities
	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS:
Controlled Affiliated Issuers at fair value	$432,377	$1,014,430
Prepaid expenses and other assets	6,250	11,747
Total Assets	438,627	1,026,177

LIABILITIES:
Accounts payable and accrued expenses	$70,903	$120,712
Bank overdraft	5,781	-
Note payable	-	200,000
Debentures payable	220,927	358,156
Total Liabilities	297,611	678,868

NET ASSETS	$141,016	$347,309

NET ASSETS consist of:
Common Stock, 72,567,805 and 32,927,305 shares issued and outstanding, respectively	$7,257	$3,293
Preferred Stock	118	130
Paid-in capital	7,214,705	6,598,408
Accumulated deficit	(7,081,064)	(6,254,522)

TOTAL NET ASSETS	$141,016	$347,309

Shares Outstanding (5,000,000,000 of $0.0001 par value common stock authorized)	72,567,805	32,927,305

NET ASSET VALUE PER SHARE	$0.002	$0.011

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Changes in Net Assets (Unaudited)
	For the Six Month Period Ended
	December 31,	December 31,
	2005	2004

OPERATIONS:
Net investment loss	$(225,543)	$(601,629)
Loss from discontinued operations	(463,526)	-
Financing costs	(137,473)	69,697
Net decrease in net assets resulting from operations	(826,542)	(531,932)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	620,249	1,041,442

NET INCREASE (DECREASE) IN ASSET VALUE	(206,293)	509,510

NET ASSETS:
Beginning of Period	347,309	(162,201)

End of Period	$141,016	$347,309

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
PORTFOLIO OF INVESTMENTS DECEMBER 31, 2005 (UNAUDITED)

Principal		Acquisition
Amount/Shares		Date	Value

PRIVATE COMPANIES (1) - 167%
Common Stocks - 100%
Restaurant companies - 100%

INVESTMENTS IN CONTROLLED COMPANIES:
Membership 72.5%	Comstock Jake's Franchise Co., LLC	12/2004	$-
Membership 50%	Cousin Vinnie's Franchise Co., LLC	12/2004	-
Membership 100%	Kirby Foo's Franchise Co., LLC	12/2004	-
Membership 90%	Kokopelli Mexican Grill Franchise Co., LLC	12/2004	432,377	(1)

ADVANCES TO CONTROLLED COMPANIES:
	Comstock Jake's Franchise Co., LLC	12/2004	-
	Cousin Vinnie's Franchise Co., LLC	12/2004	-
	Kirby Foo's Franchise Co., LLC	12/2004	-
	Kokopelli Mexican Grill Franchise Co., LLC	12/2004	-

	TOTAL		432,377

	TOTAL INVESTMENTS		432,377

	OTHER ASSETS & LIABILITIES (NET)		(291,361)

	NET ASSETS - 100%		$141,016

(1) At December 31, 2005, the Company owned 25% or more of the outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940.  Total market value of controlled affiliated securities owned at December 31, 2005 was $432,377.

The accompanying notes are an integral part of these financial statements.

	Franchise Capital Corporation
	Statements of Operations
	(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

INCOME:
Consulting income	$1,750	$-	$1,750	$-
Other income	-	-	-	-
Total Income	1,750	-	1,750	-

EXPENSES:
Accounting fees	63,209	37,362	47,209	8,088
Consulting/contracted labor	77,936	293,665	48,468	211,000
Interest expense	39,022	119,025	2,402	9,810
Legal and professional fees	15,806	21,585	7,036	2,866
General and administrative expenses	31,320	129,992	24,722	52,672
Total Expenses	227,293	601,629	129,837	284,436

NET LOSS	(225,543)	(601,629)	(128,087)	(284,436)

Financing expense	(137,473)	69,697	-	-
Loss from discontinued operations	(463,526)	-	(461,731)	-
NET LOSS IN NET ASSETS RESULTING FROM OPERATIONS	$(826,542)	$(531,932)	$(589,818)	$(284,436)

WEIGHTED AVERAGE SHARES	47,854,009	4,845,863	47,231,044	4,845,863

NET LOSS PER SHARE	$(0.017)	$(0.110)	$(0.012)	$(0.059)

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2005	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(826,542)	$(188,018)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued as consideration for services	-	296,000
Unrealized loss on investment	582,053	-
Depreciation and amortization	-	3,909
Financing costs	137,473	-
Amortization of deferred compensation	-	16,000
Amortization of beneficial conversion feature	-	30,303
Amortization of deferred financing costs	-	1,334
Impairment of goodwill	-	44,836
Minority interest	-	(2,510)
Cumulative effect of accounting change	-	(549,727)
Changes in assets and liabilities:
Prepaid expenses	5,497	(85,086)
Accounts receivable	-	(219,703)
Deferred revenue	-	325,000
Accounts payable and accrued liabilities	(49,734)	75,335

Net Cash (Used) by Operating Activities	(151,253)	(252,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in portfolio companies	-	(29,166)
Purchase of computer equipment	-	(3,586)
Net Cash Provided by (Used) by Investing Activities	-	(32,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	345,472	-
Bank overdraft	5,781	-
Advances from shareholders, officers and affiliates		(8,647)
Payments on notes payable	(200,000)
Proceeds from issuance of convertible debentures	-	249,938

Net Cash Provided by Financing Activities	151,253	241,291

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	-	(43,788)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	46,001

CASH AND EQUIVALENTS, END OF PERIOD	$-	$2,213

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2005	December 31, 2004
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for debenture conversions	$137,229	$-

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	For the Period Ended
	December 31, December 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$0.00479	$(0.03337)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.00311)	(0.123792)
Financing expense	(0.00189)	0.01
Income (loss) from discontinued operations	(0.00639)	-
Total from investment operations	(0.00660)	(0.14283)

Net increase in net assets resulting from stock sales	0.00855	0.214288

NET ASSET VALUE, END OF PERIOD	$0.001943	$0.071463

TOTAL NET ASSET VALUE RETURN	(59.40)%	114.12%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$141,016	$347,309
Ratios to average net assets:
Net expenses	(1.61)%	4.28%
Net investment loss	1.60%	(4.28)%

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Franchise Capital Corporation (the “Company”) a Nevada corporation, was incorporated on July 6, 2001. The Company was formerly named Cortex Systems, Inc.  In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its business of developing and franchising casual dining restaurants. The Company acquired the rights to four franchise concepts.  Effective December 24, 2004, the Company became as an internally managed, closed end investment company electing to be treated as a business development company under the Investment Company Act of 1940, as amended.

In August 2006, the Company abandoned its business model and liquidated all of its investment holdings.  On March 13, 2007, the Company held a shareholder meeting at which the Company’s shareholders voted to withdraw the Company’s election to be a business development company as defined by the 1940 Act.  On March 14, 2007, the Company filed for N-54C to formally withdraw the Company’s BDC status.

On January 12, 2007, the Company executed a definitive share exchange agreement with TTR HP, Inc.  (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Once the share exchange is complete, the Company anticipates that the shareholders of Aero will become the majority shareholders of the Company.  The share exchange is expected to be consummated at the end of the second quarter of 2007.

Following the share exchange, the Company’s business will be that of Aero Exhaust.  Aero designs and manufactures performance exhaust systems for both street and race applications. Aero Exhaust has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers. Aero Exhaust mufflers are an exclusive National Association for Stock Car Auto Racing (NASCAR) Performance product and carry the NASCAR brand on product, packaging and related media.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at December 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2

- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Capital Corporation changed to a Business Development Company, effective December 24, 2004.  Therefore, the prior periods are no longer directly comparable.  The balance sheets as of December 31, 2004, and 2005 are presented to reflect the nature of a BDC.

As required by ASR 118, the Board of Directors of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Fair market value is determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value is re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value is calculated on a monthly basis to ensure that stock is not sold below NBV.

The value of loans and lines of credit are adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  Additionally, where available, the Board reviews other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

In light of the Company’s decision to abandon it’s business model and liquidate all investment holdings in August 2006, the accompanying financial statements reflect the value received upon liquidation.  The Company recorded an unrealized loss on discontinued operations associated with this write off as of June 30, 2006.  Notwithstanding the withdrawal of the BDC election in March 2007, the Company was still operating under the guidelines of the Investment Company Act of 1940 as of December 31, 2005.  Accordingly, the accompanying financing statements have been prepared to represent those of an investment company.

NOTE 3 -  INVESTMENT PORTFOLIO

In the year ended June 30, 2005, the Company entered into operating agreements for four restaurant concepts (Comstock Jake’s, Kokopelli, CV, and Kirby) with the owners of the exclusive rights to the names, trademarks, menus, operating systems and recipes for the concepts.

As a business development company under the Investment Company Act of 1940, the Company's investments must be carried at either market value or fair value as determined by our Board of Directors for investments which do not have readily determinable market values.  All of the Company’s investment assets were acquired in privately negotiated transactions and have no readily determinable market values. These securities have therefore been carried at fair value as determined by the Board of Directors under our valuation policy.

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operations.  The following transactions resulting from such liquidation were recorded:

Comstock Jake’s Franchise Co., LLC

In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $100,000.

Cousin Vinnie’s Franchise Co., LLC

In August 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

Kirby Foo’s Franchise Co., LLC

In August 2006, the Company sold its investment in Kirby Foo’s together with its interest in Comstock Jake’s to a Company creditor in exchange for $100,000 in debt forgiveness.

Kokopelli Franchise Co., LLC

In August 2006, the Company sold its investment in Kokopelli to The Great American Food Chain (“GAMN.PK”) in exchange for 720,629 shares of GAMN common stock, valued at $0.60 per share on the date of issuance, plus the assumption of a note payable which the Company carried relative to Kokopelli.  The 720,629 shares of GAMN common stock received were paid as a dividend to the Company’s shareholders of record as of August 31, 2006.

Fathom Business Systems, Inc.

On September 30, 2005, the Company sold its interest in Fathom Business for $44,142.

The fair market values of the Company’s portfolio assets at December 31, 2005 reflect the actual liquidation value subsequently received.

NOTE 4

 - CONVERTIBLE  DEBENTURES PAYABLE

As of December 31, 2005, the Company had the following convertible debentures on its books:

During the year ended June 30, 2004, the Company issued a 2-year 7.5% convertible debenture amounting to $250,000 with interest payable monthly and maturing June 25, 2006. The debenture also included non-detachable warrants for 2,500,000 shares of common stock. The debenture was convertible at the option of the holder into common shares of the Company.  The conversion price was the lesser of $0.25 or 80% of the average of the five lowest volume weighted average price during the 20 trading days prior to the election to convert.  Upon conversion, the holder must simultaneously purchase shares of the Company’s common stock in a dollar amount equal to 10 times the dollar amount of the debenture converted.  The purchase price for such shares was the same as the debenture conversion price.  The value of the beneficial conversion feature of $21,212 was recorded as a discount to the principal balance of the debenture and amortized immediately as interest expense because the debenture is convertible at any time at the option of the holder.

The Company defaulted on the interest payment provisions in the debenture.  Consequently, the principal amount due under the debenture became immediately due and payable in cash plus a default penalty of $42,500 plus any and all accrued interest.  The default penalty of $42,500 was expensed as interest and financing costs in the accompanying statement of operations for the year ended June 30, 2004.

As of December 31, 2005, the balance owed on the debenture was $220,927, which included interest as penalties of $18,574.  Subsequent to June 30, 2006, the Company was able to restructure this obligation (see Note 6 - Subsequent Events).

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company declared a 1 for 10 reverse stock split in the year ended June 30, 2005.  The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

During the quarter ended December 31, 2005, the Company issued 4,000,000 shares of common stock for cash of $57,056.  These shares were issued exempt from registration under Regulation E of the Securities Act of 1933.

NOTE 6 - SUBSEQUENT EVENTS

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operations.  The following transactions resulting from such liquidation were recorded:

In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $100,000.

In August 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

In August 2006, the Company sold its investment in Kokopelli to The Great American Food Chain (“GAMN.PK”) in exchange for 720,629 shares of GAMN common stock plus the assumption of a note payable which the Company carried relative to Kokopelli.  The 720,629 shares of GAMN common stock received were paid as a dividend to the Company’s shareholders of record as of August 31, 2006.

On March 13, 2007, the Company’s shareholders voted by majority consent to withdraw the Company’s election as a BDC under the 1940 Act and, on March 13, 2007, the Company filed a Form N-54C which formally withdrew the BDC election.

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on a past-due convertible debenture having a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 45-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, 83,121,521 shares have subsequently been released from escrow and the debenture balance has been reduced to $203,291.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of April 4, 2007, the Company had sold 682,329 shares of restricted common stock to Golden Gate for $682,329 under the agreement.  In addition, the Company received $1,670,669 from Golden Gate as an advance on future stock purchases under the agreement.

On January 12, 2007, the Company executed a definitive share exchange agreement with TTR HP, Inc.  (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Once the share exchange is complete, the Company anticipates that the shareholders of Aero will become the majority shareholders of the Company.  The share exchange is expected to be consummated at the end of the second quarter of 2007. Following the share exchange, the Company’s business will be that of Aero Exhaust.  Aero designs and manufactures performance exhaust systems for both street and race applications. Aero Exhaust has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers. Aero Exhaust mufflers are an exclusive National Association for Stock Car Auto Racing (NASCAR) Performance product and carry the NASCAR brand on product, packaging and related media.

As part of the definitive agreement between the Company and Aero Exhaust, the Company agreed to extend a line of credit to Aero in the amount of $1,500,000.  Under the terms of the line of credit, any unpaid principle and interest on the line of credit will be converted into shares of Aero Exhaust common stock immediately prior to the share exchange.  The net effect of this transaction will be an increase in the overall position that the Company’s existing shareholders will have in the Company subsequent to the share exchange.  The rate at which the line of credit will be converted into Aero Exhaust stock has yet to be determined; however, the price per share will be equal to the price per share Aero had sold stock in its most recent private placement.  As of April 4, 2007, the Company had advanced a total of $1,200,000 to Aero under the line of credit.

Between February and March 2007, the Company converted 100% of the Series C Preferred Stock into shares of common stock.  This conversion resulted in the issuance of 1,232,500 shares of restricted common stock.  As of March 22, 2007, there were no shares of preferred stock issued or outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We review valuations based on estimates for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

COMPANY OVERVIEW

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

On December 23, 2004, the company elected to be regulated as a Business Development Company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form N-54A. As a BDC, the Company focused on investing and developing restaurant franchise companies and made several investments (discussed below).  During the fourth quarter of 2006, the Company abandoned its business model and liquidated all of its investment holdings.  On March 13, 2007, the Company held a shareholder meeting at which the Company’s shareholders voted to withdraw the Company’s election to be a business development company as defined by the 1940 Act.  On March 13, 2007, the Company filed for N-54C to formally withdraw the Company’s BDC status.

On January 12, 2007, the Company executed a definitive share exchange agreement with TTR HP, Inc. (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Once the share exchange is complete, the Company anticipates that the shareholders of Aero will become the majority shareholders of the Company.  The share exchange is expected to be consummated at the end of the second quarter of 2007.

Following the share exchange, the Company’s business will be that of Aero Exhaust.  Aero designs and manufactures performance exhaust systems for both street and race applications. Aero Exhaust has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers. Aero Exhaust mufflers are an exclusive National Association for Stock Car Auto Racing (NASCAR) Performance product and carry the NASCAR brand on product, packaging and related media.

Investment Strategy

During the quarter ended December 31, 2005, the Company operated as a Business Development Company (“BDC”).  As a BDC, the Company was required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Between September 1 and December 31, 2006, the Company liquidated all of its investments and ceased operating as a BDC.  On March 13, 2007, the Company filed a Form N-54C withdrawing the Company’s election as a BDC.  As the result, the Company is no longer considered a BDC and is no longer subject to the requirements of the 1940 Act.

Portfolio Investments

Comstock Jake’s Franchise Co., LLC

Comstock Jake’s is a fast-casual/full-service family style dinner house concept. Jake’s is designed for end-cap and/or in-line locations with the typical square footage being 2800-3200 sq./ft, and seating for 80-100 inside and 30 in a patio setting. The principle feature of the restaurant is their special blend of top sirloin hamburgers, sized to their specifications, delivered fresh, never frozen. They serve all sandwiches on fresh-baked buns, baked daily in each store. Jake’s offers a unique variety of foods beyond their hamburgers, as the menu is designed to appeal to a diverse guest mix, including young, old, and the young-at-heart. Menu choices will include grilled ribs, grilled chicken breast sandwiches, roasted chicken, gourmet salads, homemade hearty soups, corn bread, beer and wine, and ice cream shakes and sundaes.  In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $100,000.

Cousin Vinnie’s Franchise Co., LLC

Cousin Vinnie’s Italian Diner was intended to be a Roman-inspired Italian Diner offering appetizers, made-to-order pasta dishes, thin crust pizzas, special meats, seafood and chicken, paninis, soups, salads and desserts all made to order in the customer’s full view. Cousin Vinnie’s is postured closer to casual dining than the typical fast-casual format to realize a $20-per-person daylong check average, with a solid lunch business with an $8-$9 average check. Cousin Vinnie’s was designed for end-cap and/or in-line locations, a third of the cost paying for a typical freestanding building.  In August 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

Kirby Foo’s Franchise Co., LLC

Kirby Foo’s is a high-end, full-service/fast-casual Asian Grill concept and is positioned closer to casual dining than the typical fast-casual format. Kirby Foo’s is designed for end-cap and/or in-line locations with the typical square footage being 2500-3000 sq./ft, and seating for 70-90 inside and 30 in a patio setting. Kirby Foo’s food is simply prepared and of the highest quality and they offer a wide variety of food products, all of which are prepared in a casual dining environment. They serve special meats, seafood, and chicken all prepared to their specifications, delivered fresh, never frozen. Kirby Foo’s is unique in the variety of foods they offer beyond the typical Asian fare, such as Blackened Ahi Katsu, Panko Fried Filet of Beef, Nori Crusted Seabass, Crispy Pork Won Tons, Shrimp Thai-Fu, and Peking Roasted Duck. All designed to contribute to a diverse guest mix and high guest frequency.   In August 2006, the Company sold its investment in Kirby Foo’s together with its interest in Comstock Jake’s to a Company creditor in exchange for $100,000 in debt forgiveness.

Kokopelli Franchise Co., LLC

Kokopelli Sonoran Grill, founded in Phoenix, Arizona in 1997, specializes in Sonoran/Mexican cuisine featuring made-to-order big-burritos, tacos, fajitas, and other Mexican favorites. Kokopelli’s uses only the freshest ingredients with no preservatives, additives, or conditioners and only the highest quality meats, chicken, and seafood products at a reasonable price. Kokopelli differentiates itself from other fast-casual chains such as Chipotle, QDOBA, and Baja Fresh by serving authentic hand-blended Sonoran spices, beans slow-cooked everyday (never refried) and tortillas steamed to order, not held in a warmer. Additionally, Kokopelli serves many items found in full service Mexican restaurants such as Grilled Salmon with Mango Salsa, Steak Verde with Tomatilla Salsa, Pollo Colorado with Smoked Cheese and Peppers, beer, wine and frozen-margaritas, and also offers a variety of healthful and low-carb meal options.  In August 2006, the Company sold its investment in Kokopelli to The Great American Food Chain (“GAMN.PK”) in exchange for 720,629 shares of GAMN common stock plus the assumption of a note payable which the Company carried relative to Kokopelli.  The 720,629 shares of GAMN common stock received were paid as a dividend to the Company’s shareholders of record as of August 31, 2006.

Fathom Business Systems, Inc.

Fathom Business Systems is a licensed dealer of Point of Sale (POS) systems for restaurants of all types and sizes. Its president, James Medeiros, who has over 25 years of experience in the foodservice industry, heads the company. With a thorough working knowledge of restaurants, the company strives for cost-effective POS solutions for its clients. Fathom does not just sell register systems to restaurants, but also installs, services, and maintains them. The company is known for its fast, friendly, and personalized service.  On September 30, 2005, the Company sold its interest in Fathom Business for $44,142.

RESULTS OF OPERATIONS

Three months ended December 31, 2005 compared to three months ended December 31, 2004

During the quarter ended December 31, 2005, the Company experienced a net loss of $128,087 compared to a net loss of $284,436 for the same period in 2004.   The Company attributes the $156,349 decrease in net loss primarily to a $162,532 decrease in consulting and contracted labor expense.

Revenues for the three months ended December 31, 2005 were $1,750 compared with no revenues for the three months ended December 31, 2005.  The revenues were generated from consulting income.

Six months ended December 31, 2005 compared to six months ended December 31, 2004

During the six months ended December 31, 2005, the Company experienced a net loss of $225,543 compared to $601,629 for the same period in 2004.  The Company attributes the $376,086 decrease in net loss primarily to a $215,729 decrease in consulting and contracted labor expense, a $80,003 decrease in interest expense and a $98,672 decrease in general and administrative expenses.

Revenues for the six months ended December 31, 2005 were $1,750 compared with no revenues for the three months ended December 31, 2005.  The revenues were generated from consulting income.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2005 the Company had $297,611 in liabilities and no current assets.  The Company has accumulated $7,081,064 of net operating losses through December 31, 2005 which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  .Management believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An investment in the Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk which may impact the Company and its shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2005 fiscal year was $772,517 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2005 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Pink Sheets," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Pink Sheets where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Steven Peacock, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Peacock.

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

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our Chairman of the Board of Directors has the ability to vote a majority of the Company’s issued and outstanding common shares by virtue of the stock power contained within the escrow agreement with Golden Gate Investors.  Accordingly, he may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including issuing common and preferred stock, electing directors and appointing officers, and effecting recapitalizations of our equity, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of our Chairman may differ from the interests of the other stockholders.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Compliance Officer, Mr. Steven Peacock. Based upon that evaluation, Steven Peacock concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Compliance Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the quarter ended December 31, 2005, the Company issued 4,000,000 shares of common stock for cash of $57,056.  These shares were issued exempt from registration under Regulation E of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*
14	Code of Ethics adopted December 23,2004	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
99(i)	Audit Committee Charter adopted December 23, 2004	**
99.2(ii)	Investment Committee Charter adopted December 23, 2004	**

* Incorporated by reference from Franchise Capital Corporation's Registration Statement on Form SB-2 filed on October 29, 2001.

** Incorporated by reference from Franchise Capital Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2005 filed on September 30, 2005.

*** Filed herewith.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2007
/s/ Steven Peacock
Steven Peacock
Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

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

Date: April 16, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven Peacock, certify that:

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

Date: April 16, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Executive Officer April 16, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer April 16, 2007