Form 10-Q
period 2006-03-31
Franchise Capital CORP
filed 2007-04-16
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006	Commission File Number 000-26887
FRANCHISE CAPITAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

March 31, 2006

Franchise Capital Corporation
Statement of Assets and Liabilities
	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$28	$-
Controlled Affiliated Issuers at value	432,377	1,014,430
Prepaid expenses and other assets	6,250	11,747
Total Assets	438,655	1,026,177

LIABILITIES:
Accounts payable and accrued expenses	$134,997	$120,712
Note payable	-	200,000
Debentures payable	220,927	358,156
Total Liabilities	355,924	678,868

NET ASSETS	$82,731	$347,309

NET ASSETS consist of:
Common Stock, 72,567,805 and 32,927,305 shares issued and outstanding respectively	$7,257	$3,293
Preferred Stock	118	130
Paid-in capital	7,214,705	6,598,408
Accumulated deficit	(7,139,349)	(6,254,522)

TOTAL NET ASSETS	$82,731	$347,309

Shares Outstanding (5,000,000,000 of $0.0001 par value common stock authorized)	72,567,805	32,927,305

NET ASSET VALUE PER SHARE	$0.001	$0.011

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Changes in Net Assets (Unaudited)
	For the Nine Month Period Ended
	March 31,	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$(307,579)	$(982,206)
Income (loss) from discontinued operations	(439,775)	858,011
Financing costs	(137,473)	-
Net decrease in net assets resulting from operations	(884,827)	(124,195)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	620,249	633,705

NET INCREASE (DECREASE) IN ASSET VALUE	(264,578)	509,510

NET ASSETS:
Beginning of Period	$347,309	$(162,201)

End of Period	$82,731	$347,309

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
PORTFOLIO OF INVESTMENTS MARCH 31, 2006 (UNAUDITED)

Principal		Acquisition
Amount/Shares		Date	Value

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

(1) At March 31, 2006, the Company owned 25% or more of the outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940.  Total market value of controlled affiliated securities owned at March 31, 2006 was $432,377.

The accompanying notes are an integral part of these financial statements.

	Franchise Capital Corporation
	Statements of Operations
	(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

INCOME:
Consulting income	$1,750	$-	$-	$-
Total Income	1,750	-	-

EXPENSES:
Accounting fees	66,059	52,637	2,850	15,275
Consulting/Contracted labor	105,636	349,707	27,700	56,042
Interest expense	39,355	155,262	333	36,237
Legal and professional fees	18,158	10,263	2,352	6,544
G&A expenses	80,121	414,337	49,801	81,837
Total Expenses	309,329	982,206	83,036	195,935

NET LOSS	(307,579)	(982,206)	(83,036)	(195,935)

Financing expense	(137,473)	-	-	-
Gain (loss) from discontinued operations	(439,775)	858,011	23,751	259,758
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(884,827)	$(124,195)	$(59,285)	$63,823

WEIGHTED AVERAGE SHARES	47,422,242	4,845,863	47,231,044	4,845,863

NET INCOME (LOSS) PER SHARE	(0.019)	(0.026)	(0.001)	0.013

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (884,827)	$ (124,195)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued as consideration for services	-	296,000
Unrealized gain (loss) on investment	582,053	(259,758)
Depreciation and amortization	-	6,020
Financing costs	137,473	54,003
Amortization of deferred compensation	-	16,000
Amortization of beneficial conversion feature	-	77,228
Impairment of goodwill	-	44,836
Minority interest	-	(2,510)
Cumulative effect of accounting change	-	(549,727)
Changes in assets and liabilities:
Prepaid expenses	5,497	(110,049)
Accounts receivable	-	(113,077)
Inventories	-	13,567
Intangibles	-	(11,870)
Deferred revenue	-	325,000
Accounts payable and accrued liabilities	14,360	(53,751)

Net Cash (Used) by Operating Activities	(145,444)	(392,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in portfolio companies	-	(29,166)
Purchase of computer equipment	-	(3,586)
Net Cash Provided by(Used) by Investing Activities	-	(32,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	345,472	284,790
Payment of notes	(200,000)	(131,211)
Advances from shareholders, officers and affiliates	-	(8,647)
Proceeds from issuance of convertible debentures	-	249,938

Net Cash Provided by Financing Activities	145,472	394,870

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	28	(30,165)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	48,214

CASH AND EQUIVALENTS, END OF PERIOD	$ 28	$ 18,049

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Interest	$ -	$ -
Income Taxes	$ -	$ -
Non-Cash Financing Activities:
Common stock issued for debenture conversions	$ 137,229	$ 70,000

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION Financial Highlights (Unaudited)

Per Unit Operating Performance:
	For the Period Ended
	March 31, March 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.00479	$(0.00996)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.00424)	(0.060295)
Financing expense	(0.00189)	-
Income (loss) from discontinued operations	(0.00606)	0.052671
Total from investment operations	(0.00741)	(0.01758)

Net increase in net assets resulting from stock sales	0.00855	0.038901

NET ASSET VALUE, END OF PERIOD	$0.001140	$0.021320

TOTAL NET ASSET VALUE RETURN	(76.18)%	114.12%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$82,731	$347,309
Ratios to average net assets:
Net expenses	(3.74)%	2.83%
Net investment loss	3.72%	(2.83)%

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2006

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

On January 12, 2007 the Company executed a definitive share exchange agreement with TTR HP, Inc. (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Once the share exchange is complete, the Company anticipates that the shareholders of Aero will become the majority shareholders of the Company.  The share exchange is expected to be consummated at the end of the second quarter of 2007.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at June 30, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Capital Corporation changed to a Business Development Company, effective December 24, 2004.  Therefore, the prior periods are no longer directly comparable.  The balance sheets as of March 31, 2005, and 2006 are presented to reflect the nature of a BDC.

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

In light of the Company’s decision to abandon it’s business model and liquidate all investment holdings in August 2006, the accompanying financial statements reflect the value received upon liquidation.  The Company recorded an unrealized loss on discontinued operations associated with this write off as of June 30, 2006.  Notwithstanding the withdrawal of the BDC election in March 2007, the Company was still operating under the guidelines of the Investment Company Act of 1940 as of March 31, 2006.  Accordingly, the accompanying financing statements have been prepared to represent those of an investment company.

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

Cousin Vinnie’s Franchise Co., LLC

In Ausgust 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

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

Fathom Business Systems, Inc.

On September 30, 2005, the Company sold its interest in Fathom Business for $44,142.

The fair market values of the Company’s portfolio assets at March 31, 2006 reflect the actual liquidation value subsequently received.

NOTE 4 - CONVERTIBLE  DEBENTURES PAYABLE

As of March 31, 2006, the Company had the following convertible debentures on its books:

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

As of March 31, 2006, the balance owed on the debenture was $220,927, which included interest as penalties of $18,574.  Subsequent to June 30, 2006, the Company was able to restructure this obligation (see Note 6 - Subsequent Events).

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

In Ausgust 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Investment Strategy

During the quarter ended March 31, 2006, the Company operated as a Business Development Company (“BDC”).  As a BDC, the Company was required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Between September 1 and December 31, 2006, the Company liquidated all of its investments and ceased operating as a BDC.  On March 13, 2007, the Company filed a Form N-54C withdrawing the Company’s election as a BDC.  As the result, the Company is no longer considered a BDC and is no longer subject to the requirements of the 1940 Act.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005

During the quarter ended March 31, 2006, the Company experienced a net loss of $83,036 compared to a net loss of $195,935 for the same period in 2005.   The Company attributes the $112,899 decrease in net loss primarily to a $28,342 decrease in consulting and contracted labor expense, a $35,994 decrease in interest expense and a $32,036 decrease in general and administrative expenses.

For the three months ended March 31, 2006 and March 31, 2005, the Company reported no revenues.

Nine months ended March 31, 2006 compared to nine months ended March 31, 2005

During the nine months ended March 31, 2006, the Company experienced a net loss of $307,579 compared to $982,206 for the same period in 2005.  The Company attributes the $674,627 decrease in net loss primarily to a $244,071 decrease in consulting and contracted labor expense, a $115,907 decrease in interest expense and a $334,216 decrease in general and administrative expenses.

Revenues for the six months ended March 31, 2006 were $1,750 compared with no revenues for the three months ended March 31, 2005.  The revenues were generated from consulting income.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2006 the Company had $355,924 in liabilities and $28 in current assets.  The Company has accumulated $7,139,349 of net operating losses through March 31, 20006 which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  .Management believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

    None.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer April 16, 2007