Form 10-K
period 2006-06-30
Franchise Capital CORP
filed 2007-06-07
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended June 30, 2006

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

43180 Business Park Dr., Suite 202, Temecula, CA 92590

(Address of principal executive offices)

(951) 587-9100

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

Yes [X ]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock at May 23, 2007 was $22,074,841, based on the last sale price of $0.012 as reported on the pink sheets.

The Registrant had 922,903,389 shares of common stock, $0.0001 par value, outstanding as of May 23, 2007.

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

Investment Strategy

During the year ended June 30, 2006, the Company operated as a Business Development Company (“BDC”).  As a BDC, the Company was required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Between September 1 and December 31, 2006, the Company liquidated all of its investments and ceased operating as a BDC.  On March 13, 2007, the Company filed a Form N-54C withdrawing the Company’s election as a BDC.  As the result, the Company is no longer considered a BDC and is no longer subject to the requirements of the 1940 Act.

Portfolio Investments

Comstock Jake’s Franchise Co., LLC

Comstock Jake’s is a fast-casual/full-service family style dinner house concept. Jake’s is designed for end-cap and/or in-line locations with the typical square footage being 2800-3200 sq./ft, and seating for 80-100 inside and 30 in a patio setting. The principle feature of the restaurant is their special blend of top sirloin hamburgers, sized to their specifications, delivered fresh, never frozen. They serve all sandwiches on fresh-baked buns, baked daily in each store. Jake’s offers a unique variety of foods beyond their hamburgers, as the menu is designed to appeal to a diverse guest mix, including young, old, and the young-at-heart. Menu choices will include grilled ribs, grilled chicken breast sandwiches, roasted chicken, gourmet salads, homemade hearty soups, corn bread, beer and wine, and ice cream shakes and sundaes.  In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $200,000.

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

Kirby Foo’s Franchise Co., LLC

Kirby Foo’s is a high-end, full-service/fast-casual Asian Grill concept and is positioned closer to casual dining than the typical fast-casual format. Kirby Foo’s is designed for end-cap and/or in-line locations with the typical square footage being 2500-3000 sq./ft, and seating for 70-90 inside and 30 in a patio setting. Kirby Foo’s food is simply prepared and of the highest quality and they offer a wide variety of food products, all of which are prepared in a casual dining environment. They serve special meats, seafood, and chicken all prepared to their specifications, delivered fresh, never frozen. Kirby Foo’s is unique in the variety of foods they offer beyond the typical Asian fare, such as Blackened Ahi Katsu, Panko Fried Filet of Beef, Nori Crusted Seabass, Crispy Pork Won Tons, Shrimp Thai-Fu, and Peking Roasted Duck. All designed to contribute to a diverse guest mix and high guest frequency.   In August 2006, the Company sold its investment in Kirby Foo’s together with its interest in Comstock Jake’s to a Company creditor in exchange for $200,000 in debt forgiveness.

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

Changes in our corporate structure

Effective December 17, 2004, the Company designated 30,000,000 shares of Series C Preferred Stock.  The Series C Preferred Stock is non-interest bearing, does not have voting rights and is not entitled to receive dividends.  Each share of Series C issued can be converted into Common Stock on a 1:1 basis.  In the event of a liquidation event, the Series C stock automatically converts into common stock based on the foregoing formula.   The Series C is entitled to name three members of the Company’s Board of Directors at all times.   On January 14, 2005, the Company implemented a one for 10 reverse split of the Series C Preferred Stock.  All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-K, have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or July 1, 2004.

Effective January 14, 2005, we implemented a one for 10 reverse split of our common stock.  All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-K, have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or July 1, 2004.

Between January 1, 2007 and April 15, 2007, the Company converted all issued and outstanding shares of Series C Preferred Stock into shares of restricted common stock on a 1:1 basis in accordance with the terms of the Series C designation.  As of May 23, 2007, the Company did not have any class or series of preferred stock issued and outstanding.

Employees

During the fiscal year ended June 30, 2006, Franchise Capital Corporation had one employee, who served as the Company’s chief executive officer.  All other personnel operated under month-to-month consulting contracts.

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

Code of Ethics, Audit Committee Charter and Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter on December 23, 2004.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Franchise Capital Corporation’s code of ethics was previously filed as an exhibit to Form 10-K for the year ended June 30, 2005.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. Franchise Capital Corporation’s audit committee charter was previously filed as an exhibit to Form 10-K for the year ended June 30, 2005.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Franchise Capital Corporation’s investment committee charter was previously filed as an exhibit to Form 10-K for the year ended June 30, 2005.

ITEM 2.

PROPERTIES

The Company presently maintains it offices at 43180 Business Park Dr., Suite 202, Temecula, CA 92590, where it shares offices space with Javelin Advisory Group, Inc. as part of a monthly administrative services contract. The contract term is month to month. Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended June 30, 2006, there were no matter submitted to a shareholder vote.

On March 13, 2007, the Company conducted a shareholder meeting at the corporate offices for the purpose of voting to withdraw the Company’s BDC election.  A majority of the shareholders voted to withdraw the BDC election and the Company filed a Form N-54C to formally withdraw its BDC election on March 14, 2007.  No other matters were brought before the shareholders for consideration at that time.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the “pink sheets” under the symbol “FCCN”. The following table sets forth the trading history of the Common Stock on the pink sheets for each quarter since July 2004 through June 30, 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2004	0.053	0.046	0.051
12/31/2004	0.015	0.013	0.013
3/31/2005	0.10	0.083	0.91
6/30/2005	0.027	0.020	0.022
9/30/2005	0.036	0.029	0.033
12/31/2005	0.014	0.012	0.012
3/31/2006	0.014	0.012	0.013
6/30/2006	0.005	0.004	0.005

Holders of record

As of June 30, 2006 there were approximately 64 holders of record of the Company’s common stock.

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

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on a past-due convertible debenture having a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 45-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, 227,267,345 shares have subsequently been released from escrow and the debenture balance has been reduced to $92,854.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company's restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of May 23, 2007, the Company had received $1,980,669 from Golden Gate as an advance on future stock purchases under the agreement, of which 1,290,769 shares of restricted common stock were subsequently purchased for $1,290,769, leaving a total stock payable as of May 23, 2007 of $689,900.

As of May 23, 2007 Franchise Capital Corporation had 922,903,389 shares of common stock outstanding.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of June 30:
	2006	2005	2004
Total asset	$432,377	$ 1,026,177	$ 355,199
Total liabilities	$398,421	$ 678,868	$ 517,400
Net assets	$33,956	$347,309	($ 162,201)
Net asset value per outstanding share	$0.0005	$ 0.011	($0.005)
Shares outstanding, end of fiscal year	72,062,852	32,927,305	34,652,400

Operating Data for year ended June 30(1) :
	June 30, 2006	January 1, 2005 to June 30, 2005(1)	July 1, 2004 to December 31, 2004	June 30, 2004
Total investment income	$ -	$ -	$ 62,334	$ 108,974
Total expenses	$ 363,104	$ 750,103	$ 791,805	$ 5,341,766
Net operating (loss) income	$ 361,354	$(584,499)	$ (188,018)	$ (5,405,130)
Total tax expense (benefit)	$ -	$ -	$ -	$ -
Net realized income (loss) from investments	$ (30,178)	$ (293,480)	$ -	$ -
Net unrealized income (loss) from investments	$ (404,597)	$ 459,084	$ -	$ -

(1)  The Company began operating as a Business Development Corporation on December 23, 2004, all prior period figures are based on the operations of present portfolio companies.

ITEM 7.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Plan of Operation

On December 23, 2004 the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  As of December 29, 2004, management recognized that a deficiency in liquidity. Such deficiency was noted in the notes to the financial statements and the audit opinion.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.  From July 1, 2005 to June 30, 2006, the Company sold a total of  39,640,500 shares of common stock pursuant to Regulation E for aggregate proceeds of $620,261.

Franchise Capital Corporation invested in a total of five portfolio companies: Fathom Business Systems, Inc., Comstock Jakes’ Franchise Co., LLC, Cousin Vinnie’s Franchise Co., LLC, Kirby Foo’s Franchise Co., LLC and Kokopelli Franchise Co., LLC.

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

As part of the shares exchange agreement with Aero Exhaust, the Company executed a Commercial Line of Credit with Aero under which the Company agreed to lend Aero a total of $1.5 million prior to consummating the share exchange.  As of May 23, 2007, a total of $1,500,000 had been advanced on the credit line.  If the credit line is not repaid prior to consummating the share exchange, the unpaid balance will be converted into Aero common shares prior to the share exchange.  The effect of this conversion will be an increase in the percentage of the surviving company held by the Company’s existing shareholders.

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

Currently, there are no commitments for material expenditures apart from the Company’s obligations under the credit line to Aero.  It should be noted that the Company’s auditors Gruber & Company, LLC  have expressed in their audit opinion letter that there is substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2006 the Company had no current assets and the Company’s total assets exceeded total liabilities by approximately $33,956.  The Company has accumulated $7,188,124 of net operating losses through June 30, 2006, which may used to reduce taxes in future years through 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs resulting from the share exchange agreement with Aero Exhaust.   In the event the Company is unable complete the share exchange, or in the event Aero does not sustain cash flow positive operations, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

For the year ended June 30, 2006 the Company had a net loss of $933,602 compared to a net loss of $772,517 for year ended June 30, 2005.  Included in the loss for 2006 is the write off of all portfolio assets as of June 30, 2006 to reflect the subsequent disposal of such assets.  Such write off resulted in the Company recording an unrealized loss of $434,775.  Excluding such loss, the Company recorded a loss from operations of $498,827, which represents a decrease of $989,021 from the prior year.  This decrease resulted from a $265,081 decrease in consulting and contracted labor, a $287,469 decrease in interest expense, a $284,544 decrease in salaries and a $258,886 decrease in general and administrative expenses.

Revenue for the year ended June 30, 2006 was $1,750, compared with no revenues during 2005.  The revenues in 2006 were generated from consulting fees.

Recent Developments

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operations.  On March 13, 2007, the Company’s shareholders voted by majority consent to withdraw the Company’s election as a BDC under the 1940 Act and, on March 14, 2007, the Company filed a Form N-54C which formally withdrew the BDC election.

The following transactions resulting from such liquidation were recorded:

Comstock Jake’s Franchise Co., LLC

In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $200,000.

Cousin Vinnie’s Franchise Co., LLC

In August 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

Kirby Foo’s Franchise Co., LLC

In August 2006, the Company sold its investment in Kirby Foo’s together with its interest in Comstock Jake’s to a Company creditor in exchange for $200,000 in debt forgiveness.

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

Fathom Business Systems, Inc.

On September 30, 2005, the Company sold its interest in Fathom Business for $44,142.

The fair market values of the Company’s portfolio assets at June 30, 2006 reflect the actual liquidation value subsequently received.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2006 fiscal year was $933,602 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2006 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the “Pink Sheets,” Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Steven Peacock, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel’s services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Peacock.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are now effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Notwithstanding the present adequacy of internal controls, the Company has failed to report its financial statements in a timely manner since September 30, 2005.  This failure to report could be deemed a material weakness in internal controls.  Since December 2006, the Company has been under new management and controls have been implemented.  Management anticipates that future financial statement filings will be made in a timely manner.

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

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company as of April 17, 2007 are as follows:

Name	Position
Steven Peacock(1)	Chief Executive, Chief Financial, and Compliance Officer
Robert McCoy(2)	Chairman of the Board of Directors
James Bickel(3)	Director
Gary Nerison(3)	Director

(1)

Mr. Peacock was appointed Interim Chief Executive Officer, Interim President, Interim Chief Compliance Officer and Interim Chief Financial Officer on September 12, 2006 to fill the vacancies created by the resignation of Edward Heisler.

(2)

Mr. McCoy was appointed a member of the Board of Directors on September 27, 2005 to fill the vacancy created by the resignation of Alan Smith and then appointed Chairman of the Board of Directors on September 12, 2006 to fill the vacancy created by the resignation of Edward Heisler.

(3)

Mr. Bickel and Mr. Nerison were appointed to the Board of Directors by Mr. McCoy on January 2, 2007 to fill the vacancies created by the resignations of Robert Madia and Donald Schwall on September 6, 2006.

The business experience of each of the persons listed above is as follows:

Steven Peacock, Interim Chief Executive Officer, Interim President, Interim Chief Compliance Officer and Chief Financial Officer – Steven Peacock has over thirty years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments and is skilled at analyzing management structure and setting up programs for raising capital. He has working knowledge of taking companies through the process of becoming publicly traded, as well as assistance with strategic planning, corporate communications including shareholder relations and internet marketing as well as an extensive background in SEC requirements and filings utilizing broad network of legal, accounting, insurance, Internet technology and public relations affiliates. In addition to his work with and in publicly traded companies, Mr. Peacock has a background in the real estate development industry and in minor league professional sports development, primarily soccer, in both American and European venues. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. From 2001 to 2003, Mr. Peacock acted as a consultant for Peak Solutions, a firm offering a variety of consulting, management and financing services to the small business community, both public and private.  From 2004 to 2005, Mr. Peacock served as a member of the Board of Directors of BDC Capital, Inc. and as Secretary, Chief Operating Officer and a member of the Board of Directors of CLX Investment Company. Mr. Peacock also served as Chief Executive Officer and Chief Financial Officer of Entertainment Capital Corporation from 2005 to 2006.  From 2004 to present, Mr. Peacock has served as managing partner of Javelin Advisory Group, Inc., a business consulting company located in Temecula, California with the core focus of assisting businesses with a number of vital services, which include bringing small public companies into compliance with SEC requirements, assisting in the raising of necessary capital, evaluating potential acquisitions and providing management expertise.

Robert McCoy, Chairman of the Board of Directors - Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  Since 1996, Mr. McCoy served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.   Mr. McCoy serves as Interim Chief Executive Officer, Interim Chief Compliance Officer and Interim Chairman of the Board of Directors of CLX Investment Company, Inc. In addition, Mr. McCoy is on the Board of Directors of GTREX Capital, Inc. Mr. McCoy served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005. Mr. McCoy is a graduate of the University of Tennessee.

James Bickel, Independent Director - Mr. Bickel has over 40 years of experience in sales and senior management positions with manufacturing-based companies: Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high-tech metal parts and assemblies.  From 1980 to 1995 Mr. Bickel owned his own Formula Ford racing team running in the West Coast Series. He also sponsored and helped manage a two car TransAm team in partnership with RPM Racing, during this time they followed the Indy Car/Cart series racing at most of the major venues in the US. For a brief period he sponsored an Indy Car which raced at Indinapolis and his racing interest dates back to the days with the Granatell's at the Indy 500.  From 1986 to 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific and assisted in building a national travel franchise system with over 900 locations.  He later built a golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of the World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.  Mr. Bickel is currently the Chief Executive Officer of S3 Investment Company, Inc., a publicly-traded holding company with businesses in China, a position held since 2005.  Mr. Bickel also serves as Chief Operating Officer and a member of the Board of Directors of GTREX Capital, Inc. Mr. Bickel also serves as a member of the Board of Directors of CLX Investment Company, Inc. Mr. Bickel served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005.

Gary Nerison, Independent Director - Mr. Nerison is an experienced entrepreneur in commercial real estate and loan brokerage companies. With his rich business commercial real estate background, over the last 36 years, Mr. Nerison has initiated and led to growth several commercial real estate and loan brokerage companies. In 1998, he founded a loan brokerage firm placing venture loans for new business, which he still currently manages.  Since 2002, he has been the Co-founder and President of World Health and Education Foundation, a charitable organization.  Mr. Nerison attended Augustana College in Sioux Falls, South Dakota with Major in Economics.  Mr. Nerison also currently serves on the Board of Directors of GTREX Capital, Inc. and S3 Investment Company, Inc.

 Meetings

During the year ended June 30, 2006 the Board of Directors met on seven occasions.  Each incumbent Director attended at least 70% of the total number of meetings of the Board of Directors.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended June 30, 2006 and June 30, 2005, to our Chief Executive Officer.  No other executive officers received compensation exceeding $100,000 during the year ended June 30, 2006.  On July 13, 2005, Bradford Miller voluntarily resigned as President, CEO and Chairman.  Effective as of the same date, to fill the vacancies created by Bradford Miller’s resignation, the Board of Directors appointed Edward Heisler to be the Company’s President, CEO and Chairman.  Mr. Heisler resigned from all positions with the Company on September 12, 2006.  Effective as of the same date, to fill the vacancies created by Mr. Heisler’s resignation, the Board of Directors appointed Steven Peacock to serve as Chief Executive Officer, Chief Financial Officer and Compliance Officer.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Brad Miller	2005	$100,000	$-0-	$-0-	--	--	--
Edward Heisler	2005	$23,847	$-0-	$-0-	--	--	--
	2006	$36,610	$-0-	$-0-	--	--	--

Employment Agreements

The Company does not currently have any employment agreements in place.

Compensation Of Directors

Our directors are compensated $1,000 per month and any necessary expenses to attend meeting.  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended June 30, 2006, except as provided in the next sentence, there was compliance with the Form 3, Form 4 and Form 5 filing requirements applicable to its officers, directors and ten percent (10%) stockholders.  Robert McCoy filed a Form 3 on April 11, 2007.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 23, 2007 the beneficial ownership of the Company’s common stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(1)
Steven Peacock Interim Chief Executive Officer, Interim President, Interim Chief Compliance Officer, Interim Chief Financial Officer 43180 Business Park Dr., Suite 202, Temecula, CA 92590	-0-	Common	*
Robert McCoy, Chairman of the Board of Directors 10829 Sterling Forest Avenue Las Vegas, NV 89135	-0-	Common	*
James Bickel, Director 903 Redwood Drive Danville, CA 94506	-0-	Common	*
Gary Nerison, Director 9000 Crow Canyon Rd., Suite S-233 Danville, CA 94506	-0-	Common	*
All directors and executive officers (4 person)	-0-	Common	*
Golden Gate Investors	*(2)	Common	*
*Denotes less than 1%

1)

Percentages based on 922,903,389 shares of common stock issued and outstanding as of May 23, 2007.

2)

Shares issued to Golden Gate Investors are held in an escrow account.  The escrow agreement provides that any shares held in escrow are voted by the Franchise Capital Corporation Chairman of the Board of Directors.  Since Golden Gate Investors has neither the right to vote the shares nor the right to dispose of them, Golden Gate Investors does not meet the definition of beneficial ownership of the escrow shares.  Were Golden Gate Investors to be considered the beneficial owner, Golden Gate Investors would control 696,276,442 shares, which is approximately 75% of the Company’s issued and outstanding common stock.

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

The Company has engaged Javelin Advisory Group, an administrative services consulting group, to assist the Company with its operations.  The services performed by Javelin include bookkeeping, financial reporting, corporate secretary services, and general administration.  In addition, Javelin provides office space to the Company as part of an overall monthly service contract.  Steven Peacock, the Company’s Chief Executive Officer and sole employee is also the managing director of Javelin.  Mr. Peacock does not receive direct compensation for his services rendered as Chief Executive of the Company; however, his services are included as part of the overall Javelin contract.  Javelin is compensated at the rate of $12,500 per month.  The Board of Directors approved the Javelin contract and the appointment of Mr. Peacock as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K for fiscal 2006 and 2005 were approximately $16,000 and $19,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0, respectively.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*
14	Code of Ethics adopted December 23, 2004	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
99(i)	Audit Committee Charter adopted December 23, 2004	**
99.2(ii)	Investment Committee Charter adopted December 23, 2004	**

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

FRANCHISE CAPITAL CORPORATION

By:/s/Steven Peacock Steven Peacock Chief Executive Officer

Dated: May 31, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	May 31, 2007

/s/ James Bickel
James Bickel	Director	May 31, 2007

/s/ Gary Nerison
Gary Nerison	Director	May 31, 2007

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

(1)   I have reviewed this annual report on Form 10-K of Franchise Capital Corporation;

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

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 31, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven Peacock, certify that:

(1)   I have reviewed this annual report on Form 10-K of Franchise Capital Corporation;

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

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

May 31, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Franchise Capital Corporation (the “Company”) on Form 10-K for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Peacock, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

May 31, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Franchise Capital Corporation (the “Company”) on Form 10-K for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

May 31, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Financial Officer

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Franchise Capital Corporation

Temecula, CA

We have audited the balance sheets of Franchise Capital Corporation (the “Company”), as of June 30, 2005 and 2004, including the schedule of investments at June 30, 2005, and the related statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We have audited the balance sheets of Franchise Capital Corporation (the “Company”), as of June 30, 2006 and 2005, including the schedule of investments at June 30, 2006, and the related statements of operations, stockholders’ equity, cash flows for each of the three years in the period ended June 30, 2006 and changes in net assets and financial highlights for the years ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Capital Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material losses, has a negative current ratio, and Stockholders Equity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount ands classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake St. Louis, Missouri

May 31, 2007

Franchise Capital Corporation
Statement of Assets and Liabilities (Audited)
	June 30,	June 30,
	2006	2005
ASSETS:
Controlled Affiliated Issuers at fair value	$432,377	$1,014,430
Prepaid expenses and other assets	-	11,747
Total Assets	432,377	1,026,177

LIABILITIES:
Bank overdraft	$16	$-
Accounts payable and accrued expenses	177,478	120,712
Note payable	-	200,000
Debentures payable (See Note 4)	220,927	358,156
Total Liabilities	398,421	678,868

NET ASSETS	$33,956	$347,309

NET ASSETS consist of:
Common Stock, 72,062,852 outstanding	$7,207	$3,293
Preferred Stock	118	130
Paid-in capital	7,214,755	6,598,408
Accumulated deficit	(7,188,124)	(6,254,522)

TOTAL NET ASSETS	$33,956	$347,309

Shares Outstanding (5,000,000,000 of $0.0001 par value common stock authorized)	72,062,852	32,927,305

NET ASSET VALUE PER SHARE	$0.0005	$0.011

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Changes in Net Assets (Audited)
	For the Year Ended
	June 30,	June 30,
	2006	2005

OPERATIONS:
Net investment loss	$(361,354)	$(1,457,666)
Income (loss) from discontinued operations	(404,597)	-
Loss from investments	(30,178)	165,604
Accounting change		549,727
Financing costs	(137,473)	(30,182)
Net decrease in net assets resulting from operations	(933,602)	(772,517)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	620,249	1,282,027

NET INCREASE (DECREASE) IN ASSET VALUE	(313,353)	509,510

NET ASSETS:
Beginning of Period	$347,309	$(162,201)

End of Period	$33,956	$347,309

The accompanying notes are an integral part of these financial statements.

	FRANCHISE CAPITAL CORPORATION
	PORTFOLIO OF INVESTMENTS JUNE 30, 2006 (AUDITED)

Principal		Acquisition
Amount/Shares		Date	Value

PRIVATE COMPANIES - 100%
Common Stocks - 100%
Restaurant companies - 100%

INVESTMENTS IN CONTROLLED COMPANIES:
Membership 72.5%	Comstock Jake’s Franchise Co., LLC	12/2004	$-
Membership 50%	Cousin Vinnie's Franchise Co., LLC	12/2004	-
Membership 100%	Kirby Foo's Franchise Co., LLC	12/2004	-
Membership 90%	Kokopelli Mexican Grill Franchise Co., LLC	12/2004	432,377	(1)

ADVANCES TO CONTROLLED COMPANIES:
	Comstock Jake’s Franchise Co., LLC	12/2004	-
	Cousin Vinnie's Franchise Co., LLC	12/2004	-
	Kirby Foo's Franchise Co., LLC	12/2004	-
	Kokopelli Mexican Grill Franchise Co., LLC	12/2004	-

	TOTAL		432,377

	TOTAL INVESTMENTS		432,377

	OTHER ASSETS & LIABILITIES (NET)		(291,361)

	NET ASSETS - 100%		$141,016

(1) At June 30, 2006, the Company owned 25% or more of the outstanding common stock thereby making each a controlled affiliate as defined by the Investment Company Act of 1940.  Total market value of controlled affiliated securities owned at June 30, 2006 was $432,377.

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Operations
(Audited)

	For the Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004

INCOME:
Consulting income	$1,750	$-	$-
Total Income	1,750	-	-

EXPENSES:
Accounting fees	68,559	66,374	10,363
Consulting/Contracted labor	129,636	394,717	1,131,097
Interest expense	39,386	326,855	-
Legal and professional fees	14,915	17,618	31,544
Rent	26,026	24,090	-
Salaries	41,329	325,873	8,333
Shareholder expense	-	-	3,800,000
G&A expenses	43,253	302,139	392,777
Total Expenses	363,104	1,457,666	5,374,114

NET LOSS	(361,354)	(1,457,666)	(5,374,114)

OTHER INCOME (EXPENSE)
Financing expense	(137,473)	(30,182)	(65,305)
Minority interest	-	-	527
Interest income	-	-	1,414
Loss from investments	(30,178)	165,604	-
Cumulative effect of conversion to BDC	-	549,727	-
Gain (loss) from discontinued operations	(404,597)	-	32,348
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(933,602)	$(772,517)	$(5,405,130)

WEIGHTED AVERAGE SHARES	42,278,787	32,927,305	3,465,240

NET INCOME (LOSS) PER SHARE	$(0.022)	$(0.023)	$(1.560)

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Stockholders' Equity (Deficit)
						Additional	Retained
	Preferred Stock		Common Stock		Deferred	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Compensation	Capital	(Deficit)
Balance, June 30, 2004	1,000	$3,800,000	3,465,240	$347	$(208,000)	$1,727,457	$(5,482,005)
Shares issued for services	-	-	432,000	43	-	214,955	-
Shares issued for cash	-	-	10,650,000	1,065	-	104,435	-
Shares sold for cash/partial debenture conversion	-	-	16,949,567	1,695	-	305,755	-
Fractional shares issued/adjust of reverse	(19,250)	(2)	(2)	-	-	1,189	-
Conversion of Preferred Class B to Common	(1,000)	(3,800,000)	950,000	95		3,799,905	-
Preferred Class C issued for services	1,350,000	135	-	-	-	79,650	-
Amortization of deferred compensation	-	-	-	-	208,000		-
Shares issued on cashless exercise of warrants	-	-	168,000	17	-	25,183	-
Conversion of Preferred Class C to Common	(31,250)	(3)	312,500	31	-		-
Record debt beneficial conversion feature	-	-	-	-	-	339,879	-
Net Loss for period ended June 30, 2005	-	-	-	-	-	-	(772,517)
Balance, June 30, 2005	1,299,500	130	32,927,305	3,293	-	6,598,408	(6,254,522)
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	-	137,473	-
Stock issued for cash	-	-	24,123,118	2,413	-	343,010	-
Convert preferred stock for common	(117,250)	(12)	862,500	86	-	-	-
Stock issued for conversion of debentures	-	-	14,149,929	1,415	-	135,864	-
Net Loss for period ended June 30, 2006	-	-	-	-	-	-	(933,602)
Balance, June 30, 2006	1,182,250	$118	72,062,852	$7,207	$-	$7,214,755	$(7,188,124)
The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Audited)
	For the Year Ended	For the Year Ended	For the Year Ended
	June 30,	June 30,	June 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (933,602)	$(772,517)	$(5,114,311)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued as consideration for services	-	296,000	1,082,642
Preferred stock issued as consideration for services	-	-	3,800,000
Unrealized loss (gain) on investment	582,053	(153,291)
Depreciation	-	6,904	47,462
Financing costs	137,473	2,666	-
Other non-cash income	-	(40,000)	-
Expense of non-cash exercise of warrants	-	25,200	-
Amortization of deferred compensation	-	208,000	-
Amortization of beneficial conversion feature	-	240,982	21,212
Impairment of goodwill	-	44,836	-
Minority interest	-	(2,510)	(527)
Accrual of penalty interest	-	-	31,288
Cumulative effect of accounting change	-	(549,727)	-
Changes in assets and liabilities:	-	-	-
Prepaid expenses	11,747	(91,971)	-
Accounts receivable	-	(219,703)	(2,008)
Inventories	-	-	13,567
Deferred revenue	-	325,000	-
Accounts payable and accrued liabilities	56,841	(23,075)	41,133

Net Cash Used by Operating Activities	(145,488)	(703,206)	(79,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in portfolio companies	-	(104,166)	(132,796)
Advances to affiliates/officers	-	(2,350)	-
Repayment of advances to affiliates	-	83,960	3,619
Purchase of computer equipment	-	(6,221)	(16,338)
Net Cash Used by Investing Activities	-	(28,777)	(145,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	345,472	345,500	90,000
Payment of notes	(200,000)	(35,000)	-
Advances from shareholders, officers and affiliates	-	(8,647)	6,058
Proceeds from notes payable	-	370,653	175,000
Bank overdraft	16	13,476	-
Net Cash Provided by Financing Activities	145,488	685,982	271,058

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	-	(46,001)	46,001

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	46,001	-

CASH AND EQUIVALENTS, END OF PERIOD	$ -	$-	$46,001

Cash Paid For:
Interest	$ -	$-	$-
Income Taxes	$ -	$-	$-
Non-Cash Financing Activities:
Common stock issued for business acquisitions and franchise rights	$ -	$-	$255,000
Common stock issued for debenture conversions	$ 137,279	$70,000	$-
Note Payable issued for 50% interest in portfolio company	$ -	$200,000	$-
Debt converted to equity	$ -	$62,500	$-

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Financial Highlights (Audited)

Per Unit Operating Performance:
	For the Year Ended
	June 30, June 30,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.00482	$(0.00493)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.00501)	(0.044269)
Financing expense	(0.00191)	(0.000917)
Accounting change	-	0.016695
Income (loss) from discontinued operations	(0.00561)	-
Total from investment operations	(0.00772)	(0.03342)

Net increase in net assets resulting from stock sales	0.00861	0.038935

NET ASSET VALUE, END OF PERIOD	$0.000890	$0.005518

TOTAL NET ASSET VALUE RETURN	(81.53)%	12.02%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$33,956	$347,309
Ratios to average net assets:
Net expenses	(10.69)%	4.20%
Net investment loss	10.64%	(4.20)%

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2006

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

As a business development company (“BDC”), the Company intended to provide long-term debt and equity investment capital to support the expansion of companies in the casual, fast food restaurant industry.  The Company served as a holding company for its wholly and majority owned operating portfolio investments:  Fathom Business Systems, Inc. (“Fathom”), Comstock Jake’s Franchise Company, (“Comstock’s”), Kokopelli Franchise Company, (“Kokopelli”), Cousin Vinnie’s Franchise Company (“CV”), and Kirby Foo’s Asian Grill Franchise Company (“Kirby”).  The Company owned 100% of Fathom and Kokopelli and had ownership interests in Kirby of approximately 97.5%, 72.5% of Comstock Jake’s, and 50% of CV.

In August 2006, the Company abandoned its business model and commenced liquidating all of its investment holdings.  On March 13, 2007, the Company held a shareholder meeting at which the Company’s shareholders voted to withdraw the Company’s election to be a business development company as defined by the 1940 Act.  On March 14, 2007, the Company filed for N-54C to formally withdraw the Company’s BDC status.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at June 30, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has not consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Franchise Capital Corporation changed to a Business Development Company, effective December 24, 2004; therefore, the prior periods are no longer directly comparable. Notwithstanding the withdrawal of the BDC election in March 2007, the Company was still operating under the guidelines of the Investment Company Act of 1940 as of June 30, 2006.  Accordingly, the accompanying financial statements have been prepared to represent those of an investment company.

As a result of the Company becoming a Business Development Company in 2004, the Company changed its accounting principles in accordance with the GAAP on investment companies.  The primary difference relates to the accounting for investments held by investment companies.  Investments that were previously consolidated are instead reflected at the estimated fair value of those investments.

In light of the Company’s decision to abandon its business model and liquidate all investment holdings in August 2006, the Board of Directors determined that the value received on the liquidation of its investment portfolio most closely approximated fair market value.  Accordingly, the accompanying financial statements reflect the value of the assets received upon liquidation.  The Company recorded an unrealized loss on discontinued operations associated with this write off as of June 30, 2006.

Cash and Cash Equivalents – Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Revenue Recognition – For all periods presented, revenue is recorded in the following manner: interest income on loans to portfolio companies is recorded as earned, gains and losses on the value of portfolio assets are recorded on liquidation, unrealized gains and losses are recognized when the carrying value of an investment is deemed to have increased or decreased, consulting and management fees are recognized when earned.

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

The following presents the computation of basic and diluted loss per share for the years ended June 30,

	2006	2005	2004

Net loss	$ (361,354)	$ (1,457,666)	$ (5,374,114)
Weighted Average Number of Shares Outstanding	42,278,787	32,927,305	3,465,240

Per share amount	$ (0.01)	$ (0.04)	$ (1.55)

Property and Equipment – consists primarily of office equipment and furnishings and is generally stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years.  Depreciation expense was $0, $6,094, and $7,962 for the years ended June 30, 2006, 2005, and 2004 respectively.  All fixed assets were written off at June 30, 2006 to reflect the August 30, 2006 cessation of operations.  Subsequent to August 2006, and the hiring of new management to oversee operations of the Company, there were no discernable fixed assets of value.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

3.   INVESTMENT PORTFOLIO

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

With  respect  to  private  equity  securities,  investments are  valued as indicated  above by a independent  business  valuation  company  using  industry valuation  benchmarks,  and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as a minority,  non-control position, if  applicable.  When an external event such as a purchase transaction, public offering,  or  subsequent  equity  sale  occurs,  the pricing  indicated  by the external  event  is used  to  corroborate  our  private  equity valuation.  At June 30, 2005, the fair values of Comstock Jake’s, Kokopelli, CV and Fathom Business systems was determined by a by a independent business  valuation company.  Of the Company’s investments, only Kokopelli and Fathom had operations.  Kokopelli had begun to sell franchises and Fathom has been operating since it was acquired.

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operations.  The Board of Directors therefore determined that the value received on the liquidation of the investment portfolio was the best approximation of fair value as of June 30, 2006. The following transactions resulting from such liquidation were recorded:

Comstock Jake’s Franchise Co., LLC

In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $200,000.

Cousin Vinnie’s Franchise Co., LLC

In August 2006, the Company abandoned the Cousin Vinnie’s concept due to lack of investment capital and sold the Cousin Vinnie’s name for nominal cash.  Cousin Vinnie’s Franchise Co., LLC is presently an inactive shell wholly owned by the Company.

Kirby Foo’s Franchise Co., LLC

In August 2006, the Company sold its investment in Kirby Foo’s together with its interest in Comstock Jake’s to a Company creditor in exchange for $200,000 in debt forgiveness.

Kokopelli Franchise Co., LLC

In August 2006, the Company sold its investment in Kokopelli to The Great American Food Chain (“GAMN.PK”) in exchange for 720,629 shares of GAMN common stock plus the assumption of a note payable which the Company carried relative to Kokopelli.  The 720,629 shares of GAMN common stock received were paid as a dividend to the Company’s shareholders of record as of August 31, 2006.  Based on the share price of the GAMN stock on the date of issuance, Kokopelli has been recorded at a value of $432,377.

Fathom Business Systems, Inc.

On September 30, 2005, the Company sold its interest in Fathom Business for $44,142.

On March 13, 2007, the Company’s shareholders voted by majority consent to withdraw the Company’s election as a BDC under the 1940 Act and, on March 13, 2007, the Company filed a Form N-54C which formally withdrew the BDC election.

4.

CONVERTIBLE DEBENTURES PAYABLE

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

As of March 31, 2006, the balance owed on the debenture was $220,927, which included interest as penalties of $18,574.  Subsequent to June 30, 2006, the Company was able to restructure this obligation (see Note 8 - Subsequent Events).

During the year ended June 30, 2006, the Company recognized $137,473 in financing costs associated with the convertible debenture.

5.    NOTES PAYABLE

Notes payable as of June 30, 2005 consisted of $200,000, which was payable in 12 quarterly installments of $16,667 commencing November 2005.  As of June 30, 2006, the Company was in default on the quarterly payments.  In August 2006, the Company relinquished its ownership interest in Kirby Foo’s and Comstock Jake’s in satisfaction of the note payable.  As a result, the note payable and the associated assets of Kirby Foo’s and Comstock Jake’s have been treated as discontinued operations as of June 30, 2006.

6.

INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  Income taxes for the years ended June 30, consist of the following:

	2006	2005	2004
Current tax provision (benefit)	$(451,200)	$2,551,795	$(2,166,000)
Deferred tax provision (benefit)	451,200	(2,551,795)	2,166,000
Total income tax provision (benefit)	$ -0-	$ -0-	$ -0-

There was a deferred tax asset of $3,227,200 and $2,776,000 at June 30, 2006 and 2005, respectively, relating primarily to net operating loss carryforwards of approximately $3,655,000 and $2,689,000, differences in the income tax treatment of certain stock based compensation of $0 and $86,000 and book/tax differences in the bases of property and equipment of $0 and $2,000 at June 30, 20065 and 2005, respectively.  The deferred income tax asset is fully offset by a valuation allowance of $3,655,000 and $2,690,378 at June 30, 2006 and 2005, respectively.  At June 30, 2006 there were federal and state net operating loss carryforwards of approximately $3,655,000 which begin to expire in 2018.

7.

STOCKHOLDERS’ EQUITY

The Company declared a 1 for 10 reverse stock split in the year ended June 30, 2005.  The number of shares presented in these financial statements has been retroactively restated for all periods to reflect this reverse stock split.

During the year ended June 30, 2005, the Company issued $357,500 in the form of convertible debentures, with interest payable at the end of the term.  The debentures were convertible, at the option of the holder, into common shares of the Company at a conversion price of 50% of the closing bid for the Company’s common stock on the date of conversion.  During the year ended June 30, 2005, the Company converted $67,450 of these debentures for a total of 16,950,909 shares of common stock issued under Regulation E.

During the year ended June 30, 2005 the Company issued 4,320,000 restricted shares for consulting services valued at $215,000 and 10,650,000 shares of restricted common stock for cash of $412,950.

During the year ended June 30, 2005 the Company converted its Series B Preferred Stock into common stock.  This conversion resulted in the retiring of all Series B Preferred Stock and the issuance of 9,500,000 shares of restricted common stock.

On December 17, 2004 the Board of Directors approved a new series of preferred stock, Series C Preferred.  The Series C Preferred Stock is, does not have voting rights and is not entitled to receive dividends.  Each share of Series C issued was convertible into Common Stock on a 1:1 basis (a total of 13,500,000 shares of common stock).  In the event of a liquidation event, the Series C stock automatically converts into common stock based on the foregoing formula.  The Series C is entitled to name three members of the Company’s Board of Directors at all times.  During the year ended June 30 2005, the Company had issued a total of 13,187,500 shares of Series C Preferred Stock.  Subsequent to June 30, 2006, all 13,187,500 shares of Series C Preferred Stock were converted into common stock on a 1:1 basis.

During the year ended June 30, 2006, the Company issued 24,623,118 shares of restricted common stock for cash of $345,472, 14,154,882 shares of restricted common stock on the conversion of debentures totaling $137,229, and 1,172,500 shares of restricted  common stock on the conversion of 117,250 shares of Series C Preferred Stock.

8.

SUBSEQUENT EVENTS

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operations.  The following transactions resulting from such liquidation were recorded:

In August 2006, the Company sold its investment in Comstock Jake’s, together with Kirby Foo’s Franchise Corp., to a creditor in exchange for debt forgiveness of $200,000.

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

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on a past-due convertible debenture having a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, as of May 23, 2007, 227,267,345 shares have subsequently been released from escrow and the debenture balance has been reduced to $92,854.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of May 23, 2007, the Company had received $1,980,669 from Golden Gate as an advance on future stock purchases under the agreement, of which 1,290,769 shares of restricted common stock were subsequently purchased for $1,290,769, leaving a total stock payable as of May 23, 2007 of $689,900.

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

As part of the definitive agreement between the Company and Aero Exhaust, the Company agreed to extend a line of credit to Aero in the amount of $1,500,000.  Under the terms of the line of credit, any unpaid principle and interest on the line of credit will be converted into shares of Aero Exhaust common stock immediately prior to the share exchange.  The net effect of this transaction will be an increase in the overall position that the Company’s existing shareholders will have in the Company subsequent to the share exchange.  The rate at which the line of credit will be converted into Aero Exhaust stock has yet to be determined; however, the price per share will be equal to the price per share Aero had sold stock in its most recent private placement.  As of May 23, 2007, the Company had advanced a total of $1,500,000 to Aero under the line of credit.

Between February and April 2007, the Company converted 100% of the Series C Preferred Stock into shares of common stock.  This conversion resulted in the issuance of 1,232,500 shares of restricted common stock.  As of May 23, 2007, there were no shares of preferred stock issued or outstanding.