Form 10-Q
period 2006-09-30
Franchise Capital CORP
filed 2007-06-07
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006	Commission File Number 000-26887
FRANCHISE CAPITAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive, Suite 202 Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 23, 2007
Common Stock, $0.0001 par value	922,903,389 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

September 30, 2006

FRANCHISE CAPITAL CORPORATION
STATEMENT OF ASSETS AND LIABILITIES
	September 30,	June 30,
	2006	2006
	(unaudited)	(audited)
ASSETS:
Cash and cash equivalents	$24	$-
Controlled Affiliated Issuers at fair value	432,377	432,377
Total Assets	432,401	432,377

LIABILITIES:
Bank overdraft	$-	$16
Accounts payable and accrued expenses	210,770	177,478
Debentures payable (See Note 4)	220,927	220,927
Total Liabilities	431,697	398,421

NET ASSETS	$704	$33,956

NET ASSETS consist of:
Common Stock, 72,062,852 outstanding	$7,207	$7,207
Preferred Stock	118	118
Paid-in capital	7,214,755	7,214,755
Accumulated deficit	(7,221,376)	(7,188,124)

TOTAL NET ASSETS	$704	$33,956

Shares Outstanding (5,000,000,000 of $0.0001 par value common stock authorized)	72,062,852	72,062,852

NET ASSET VALUE PER SHARE	$0.00001	$0.0005

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
	For the three months ended
	September 30,	September 30,
	2006	2005

OPERATIONS:
Net investment loss	$(33,252)	$(97,400)
Realized loss on investments	-	(83,231)
Unrealized gain on investments	-	81,380
Financing costs	-	(137,473)
Net decrease in net assets resulting from operations	(33,252)	(236,724)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	-	497,782

NET INCREASE (DECREASE) IN ASSET VALUE	(33,252)	261,058

NET ASSETS:
Beginning of Period	$33,956	$347,309

End of Period	$704	$608,367

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
PORTFOLIO OF INVESTMENTS SEPTEMBER 30, 2006 (unaudited)

Principal		Acquisition
Amount/Shares		Date	Value

INVESTMENTS IN CONTROLLED COMPANIES:
	The Great American Food Chain	12/2004	$432,377	(1)

	TOTAL		432,377

	TOTAL INVESTMENTS		432,377

	OTHER ASSETS & LIABILITIES (NET)		(291,361)

	NET ASSETS - 100%		$141,016

(1) At September 30, 2006, the Company owned 25% or more of the outstanding common stock thereby making The Great American Food Chain a controlled affiliate as defined by the Investment Company Act of 1940.  Total market value of controlled affiliated securities owned at September 30, 2006 was $432,377, based on 720,629 shares with the closing bid price of $.60, as reported on the “Pink Sheets”.

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF OPERATION

	For the three months ended,
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited)
EXPENSES:
Accounting fees	125	16,000
Contracted labor	16,000	14,468
Interest expense	-	36,620
Legal and professional fees	10,158	10,270
Rent	-	7,325
G&A expenses	6,969	12,717
Total Expenses	33,252	97,400

NET LOSS	(33,252)	(97,400)

OTHER INCOME (EXPENSE)
Financing expense	-	(137,473)
Realized loss on investments	-	(83,231)
Unrealized gain on investments	-	81,380
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(33,252)	$(236,724)

WEIGHTED AVERAGE SHARES	72,062,852	25,668,269

NET INCOME (LOSS) PER SHARE	(0.0005)	(0.009)

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (33,252)	$ (236,724)
Adjustments to reconcile net loss to net cash used
by operating activities:
Non-cash loss on disposition of investments	-	82,752
Change in unrealized appreciation/depreciation of
portfolio investments	-	(81,380)
Amortization of beneficial conversion feature	-	29,321
Other assets	-	(15,519)
Accounts payable and accrued liabilities	33,292	(11,805)

Net Cash Provided by (Used) by Operating Activities	40	(233,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in portfolio companies	-	(139,582)
Net Cash Used by Investing Activities	-	(139,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(16)	-
Common stock issued for cash	-	361,378
Proceeds from notes payable and convertible debentures	-	15,360
Net Cash Provided by (Used) Financing Activities	(16)	376,738

INCREASE IN CASH AND EQUIVALENTS	24	3,801

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS, END OF PERIOD	$ 24	$ 3,801

Non-Cash Financing Activities:
Debt converted to equity	$ -	$ 118,500

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION FINANCIAL HIGHLIGHTS (unaudited)

Per Unit Operating Performance:
	For the three months ended
	September 30, September 30,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.00047	$(0.00237)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.00046)	(0.001421)
Realized loss on investments	-	(0.001214)
Unrealized gain on investments	-	0.001187
Financing costs	-	(0.002005)
Total from investment operations	0.00001	(0.00582)

Net increase in net assets resulting from stock sales	-	0.007260

NET ASSET VALUE, END OF PERIOD	$0.000010	$0.001442

TOTAL NET ASSET VALUE RETURN	(97.93)%	(39.05)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$704	$608,367
Ratios to average net assets:
Net expenses	(47.23)%	0.16%
Net investment loss	47.23%	(0.16)%

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at September 30, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has not consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty. These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2006 as filed on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Capital Corporation commenced operating as a Business Development Company effective December 24, 2004; therefore, the prior periods are no longer directly comparable.  Notwithstanding the withdrawal of the BDC election in March 2007, the Company was still operating under the guidelines of the Investment Company Act of 1940 as of September 30, 2006.  Accordingly, the accompanying financing statements have been prepared to represent those of an investment company.

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

In light of the Company’s decision to abandon it’s business model and liquidate all investment holdings in August 2006, the accompanying financial statements reflect the value received upon liquidation, since that value most closely approximately the fair market value. The Company recorded an unrealized loss on discontinued operations associated with this write off as of June 30, 2006.

NOTE 3 - INVESTMENT PORTFOLIO

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

The Company’s portfolio assets at September 30, 2006 consists of 720,629 shares of Great American Food Chain  (“GAMN.PK”) valued at the closing bid price as reported on the “Pink Sheets”.

NOTE 4 - CONVERTIBLE  DEBENTURES PAYABLE

As of September 30, 2006, the Company had the following convertible debentures on its books:

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

The Company defaulted on the interest payment provisions in the debenture.  Consequently, the principal amount due under the debenture became immediately due and payable in cash plus a default penalty of $42,500 plus any and all accrued interest.  The default penalty of $42,500 was expensed as interest and financing costs in the accompanying statement of operations for the year ended June 30, 2004.  The debenture payable was restructured subsequent to September 30, 2006 (see Note 6, below).

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Investment Strategy

During the quarter ended September 30, 2006, the Company operated as a Business Development Company (“BDC”).  As a BDC, the Company was required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Between September 1 and December 31, 2006, the Company liquidated all of its investments and ceased operating as a BDC.  On March 13, 2007, the Company filed a Form N-54C withdrawing the Company’s election as a BDC.  As the result, the Company is no longer considered a BDC and is no longer subject to the requirements of the 1940 Act.

Portfolio Investments

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operations.  The Company’s portfolio assets at September 30, 2006 consists of 720,629 shares of Great American Food Chain (“GAMN.PK”) valued at the closing bid price as reported on the “Pink Sheets”.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005

During the quarter ended September 30, 2006, the Company experienced a net loss of $33,252 compared to a net loss of $236,724 for the same period in 2005.   The Company attributes the $203,472 decrease in net loss to the ceasing of operations during the quarter ended September 30, 2006, which resulted in a $36,620 decrease in interest expense, a $137,473 decrease in financing expense and a $21,623 decrease in accounting fees and general and administrative expenses.

For the three months ended September 30, 2006 and September 30, 2005, the Company reported no revenues.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2006 the Company had $431,697 in liabilities and $24 in current assets.  The Company has accumulated $7,221,376 of net operating losses through September 30, 2006 which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  .Management believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Dated: June 5, 2007
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

Date: June 5, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Executive Officer

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

Date: June 5, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Executive Officer June 5, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer June 5, 2007