Form 10-Q
period 2006-12-31
Franchise Capital CORP
filed 2007-06-07
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2006	Commission File Number 000-26887
FRANCHISE CAPITAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive, Suite 202 Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

PART I – FINANCIAL INFORMATION

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2006

Franchise Capital Corporation
Statement of Assets and Liabilities
	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS:
Cash and cash equivalents	$26,623	$-
Controlled Affiliated Issuers at fair value	-	432,377
Total Assets	26,623	432,377

LIABILITIES:
Bank overdraft	$-	$16
Accounts payable and accrued expenses	186,933	177,478
Debentures payable (See Note 4)	-	220,927
Total Liabilities	186,933	398,421

NET ASSETS	$(160,310)	$33,956

NET ASSETS consist of:
Common Stock, 920,472,640 outstanding	$92,048	$7,207
Preferred Stock	118	118
Stock payable	56,820	-
Paid-in capital	9,947,662	7,214,755
Accumulated deficit	(10,256,958)	(7,188,124)

TOTAL NET ASSETS	$(160,310)	$33,956

Shares Outstanding (5,000,000,000 of $0.0001 par value common stock authorized)	920,472,640	72,062,852

NET ASSET VALUE PER SHARE	$(0.00017)	$0.0005

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Changes in Net Assets (Unaudited)
	For the six months ended
	December 31,	December 31,
	2006	2005

OPERATIONS:
Net investment loss	$(2,636,457)	$(225,543)
Financing expense	-	(137,473)
Dividend to shareholders	(432,377)	-
Loss from discontinued operations	-	(463,526)
Net decrease in net assets resulting from operations	(3,068,834)	(826,542)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	2,874,568	620,249

NET INCREASE (DECREASE) IN ASSET VALUE	(194,266)	(206,293)

NET ASSETS:
Beginning of Period	$33,956	$347,309

End of Period	$(160,310)	$141,016

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Portfolio of Investments December 31, 2006 (Unaudited)

From July 1, 2006 through December 31, 2006, the Company liquated all of its portfolio assets and effectively ceased operations. As of December 31, 2006, the Company had no portfolio assets.

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation Statements of Operations
(Unaudited)
	For the six months ended,		For the three months ended,
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

INCOME:
Consulting income	$-	$1,750	$-	$1,750
Total Income	-	1,750	-	1,750

EXPENSES:
Accounting fees	125	63,209	-	47,209
Administrative expense	10,000	-	10,000	-
Contracted labor	16,000	77,936	-	48,468
Interest expense	-	39,022	-	2,402
Legal and professional fees	18,159	15,806	2,000	7,036
Settlement costs	2,578,766	-	2,578,766	-
G&A expenses	13,407	31,320	12,439	24,722
Total Expenses	2,636,457	227,293	2,603,205	129,837

NET LOSS	(2,636,457)	(225,543)	(2,603,205)	(128,087)

OTHER INCOME (EXPENSE)
Financing expense	-	(137,473)	-	-
Dividend to shareholders	(432,377)	-	(432,377)	-
Loss from discontinued operations	-	(463,526)	-	(461,731)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,068,834)	$(826,542)	$(3,035,582)	$(589,818)

WEIGHTED AVERAGE SHARES	72,062,852	47,854,009	72,062,852	47,231,044

NET LOSS PER SHARE	(0.043)	(0.017)	(0.042)	(0.012)

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,068,834)	$ (826,542)
Adjustments to reconcile net loss to net cash used
by operating activities:
Dividends paid	432,377	582,053
Financing costs	-	137,473
Settlement costs	2,578,766	-
Prepaid expenses	-	5,497
Accounts payable and accrued liabilities	9,455	(49,734)

Net Cash Used by Operating Activities	(48,236)	(151,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash invested in portfolio companies	-	-
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	18,055	345,472
Bank overdraft	(16)	5,781
Proceeds from stock payable	56,820	-
Proceeds from notes payable and convertible debentures	-	(200,000)
Net Cash Provided by Financing Activities	74,859	151,253

INCREASE IN CASH AND EQUIVALENTS	26,623	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS, END OF PERIOD	$ 26,623	$ -

Non-Cash Financing Activities:
Common stock issued for debenture conversions	$ 220,927	$ 137,229

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	For the six months ended
	December 31, December 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.00004	$0.00479
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.00286)	(0.003110)
Financing expense	-	(0.001890)
Dividend to shareholders	(0.00600)	-
Loss from discontinued operations	-	(0.006390)
Total from investment operations	(0.00883)	(0.00660)

Net increase in net assets resulting from stock sales	0.00312	0.008550

NET ASSET VALUE, END OF PERIOD	$(0.005704)	$0.001950

TOTAL NET ASSET VALUE RETURN	(15,563.45)%	(59.40)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(160,310)	$141,016
Ratios to average net assets:
Net expenses	0.36%	1.61%
Net investment loss	(0.36)%	(1.60)%

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2006

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at December 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has not consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.  These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2006 as filed on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Capital Corporation changed to a Business Development Company, effective December 24, 2004.  Therefore, the prior periods are no longer directly comparable.  Notwithstanding the withdrawal of the BDC election in March 2007, the Company was still operating under the guidelines of the Investment Company Act of 1940 as of December 31, 2006.  Accordingly, the accompanying financing statements have been prepared to represent those of an investment company.

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

The Company liquidated all of its portfolio assets in August 2006.  The Company recorded an unrealized loss on discontinued operations associated with this write off as of June 30, 2006.

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

As of December 31, 2006, the Company had no portfolio assets.

NOTE 4 - CONVERTIBLE  DEBENTURES PAYABLE

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

The Company defaulted on the interest payment provisions in the debenture.  Consequently, the principal amount due under the debenture became immediately due and payable in cash plus a default penalty of $42,500 plus any and all accrued interest.  The default penalty of $42,500 was expensed as interest and financing costs in the prior year.

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. As a result of this transaction, the Company has recorded the issuance of the shares of common stock and written off the balance of the debenture payable.  The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   As of December 31, 2006, a total of 21,055,185 shares had been released from the escrow and the principal balance had been reduced to $216,902.

NOTE 5 - STOCKHOLDERS’ EQUITY

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   Under the terms of this settlement, as of December 31, 2006, 21,055,185 shares have been released from escrow and the debenture balance has been reduced to $216,902.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of December 31, 2006, the Company sold 50,275 shares of restricted common stock under the agreement for proceeds of $50,275.  The Company also received $74,875 from Golden Gate as an advance on future stock purchases under the agreement.

NOTE 6 - SUBSEQUENT EVENTS

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

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.    Subsequent to December 31, 2006, the Company released an additional 206,212,160 shares from escrow, leaving a total of 616,551,055 remaining in escrow and an unconverted debenture balance of $92,854 as of May 23, 2007.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  Subsequent to the quarter ended December 31, 2006, the Company received $1,980,669 from Golden Gate as an advance on future stock purchases under the agreement, of which 1,290,769 shares of restricted common stock were subsequently purchased for $1,290,769, leaving a total stock payable as of May 23, 2007 of $689,900.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Investment Strategy

During the quarter ended December 31, 2006, the Company operated as a Business Development Company (“BDC”).  As a BDC, the Company was required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Between September 1 and December 31, 2006, the Company liquidated all of its investments and ceased operating as a BDC.  On March 13, 2007, the Company filed a Form N-54C withdrawing the Company’s election as a BDC.  As the result, the Company is no longer considered a BDC and is no longer subject to the requirements of the 1940 Act.

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

At June 30, 2006, the Company’s management determined that the business model in effect was not sustainable and voted to liquidate the Company’s investment portfolio.  From July 1, 2006 through December 31, 2006, the Company sold 100% of its portfolio assets and effectively ceased operating as an investment company.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 compared to three months ended December 31, 2005

During the quarter ended December 31, 2006, the Company experienced a net loss of $3,035,582 compared to a net loss of $589,818 for the same period in 2005.   The current loss is primarily due to settlement costs of $2,578,766 related to debt reduction of $220,927.

For the three months ended December 31, 2006 the Company reported no revenues compared with revenues of $1,750 for the three months ended December 31, 2005.  Revenues for the three months ended December 31, 2005 were generated from consulting fees.

Six months ended December 31, 2006 compared to six months ended December 31, 2005

During the six months ended December 31, 2006, the Company experienced a net loss of $3,068,834 compared to a net loss of $826,542 for the same period in 2005.   The current loss is primarily due to settlement costs of $2,578,766 related to debt reduction of $220,927.

For the six months ended December 31, 2006 the Company reported no revenues compared with revenues of $1,750 for the six months ended December 31, 2005.  Revenues for the six months ended December 31, 2005 were generated from consulting fees.

 Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2006 the Company had $186,933 in liabilities and $26,623 in current assets.  The Company has accumulated $10,256,958 of net operating losses through December 31, 2006 which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  .Management believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   Under the terms of this settlement, as of December 31, 2006, 21,055,185 shares have been released from escrow and the debenture balance has been reduced to $216,902.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of December 31, 2006, the Company sold 50,275 shares of restricted common stock under the agreement for proceeds of $50,275.  The Company also received $74,875 from Golden Gate as an advance on future stock purchases under the agreement.

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

Dated: June 6, 2007
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

Date: June 6, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Executive Officer

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

Date: June 6, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Executive Officer June 6, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer June 6, 2007