Form 10QSB
period 2007-03-31
Franchise Capital CORP
filed 2007-06-07
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007	Commission File Number 000-26887
FRANCHISE CAPITAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive, Suite 202 Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 21, 2007
Common Stock, $0.0001 par value	921,824,778 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

MARCH 31, 2007

Franchise Capital Corporation
Consolidated Statement of Assets and Liabilities
March 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,740
Total Current Assets	30,740

OTHER ASSTS:
Loan Receivable - Aero Exhaust	1,500,000
Total Other Assets	1,500,000

TOTAL ASSETS	$1,530,740

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$173,535
Total Current Liabilities	173,535

TOTAL LIABILITIES	173,535

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 139,875 Shares Issued and Outstanding	14
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 921,884,198 Shares Issued and Outstanding	92,189
Stock payable	1,293,431
Paid-in capital	10,316,808
Accumulated deficit	(10,345,237)
Total Stockholders' Equity	1,357,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,530,740

The accompanying notes are an integral part of these consolidated financial statements.

Franchise Capital Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended,		For the Three Months Ended,
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

INCOME:
Consulting income	$-	$1,750	$-	$-
Total Income	-	1,750	-	-

EXPENSES:
Accounting fees	315	66,059	190	2,850
Administrative expense	57,500	-	47,500	-
Contracted labor	16,000	105,636	-	27,700
Investor relations	15,555	-	8,221	-
Legal and professional fees	35,943	18,158	17,784	2,352
G&A expenses	20,657	80,121	14,585	49,801
Total Expenses	145,970	269,974	88,280	82,703

LOSS FROM OPERATIONS	(145,970)	(268,224)	(88,280)	(82,703)

OTHER INCOME (EXPENSE)
Financing expense	-	(137,473)	-	-
Interest expense	-	(39,355)	-	(333)
Settlement costs	(2,578,766)	-	-	-
Dividends to shareholders	(432,377)	-	-	-
Gain (Loss) from discontinued operations	-	(439,775)	-	23,751
NET LOSS	$(3,157,113)	$(884,827)	$(88,280)	$(59,285)

WEIGHTED AVERAGE SHARES	493,271,409	47,422,242	920,680,426	47,231,044

NET LOSS PER SHARE	(0.006)	(0.019)	(0.000)	(0.001)

The accompanying notes are an integral part of these consolidated financial statements.

FRANCHISE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,157,113)	$(884,827)
Adjustments to reconcile net loss to net cash used
by operating activities:
Dividends paid	432,377	582,053
Financing costs	-	137,473
Settlement costs	2,578,766	-
Decrease in prepaid expenses	-	5,497
Increase (decrease) in accounts payable and accrued liabilities	(3,943)	14,360
Net Cash Used by Operating Activities	(149,913)	(145,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of Loan Receivable	(1,500,000)	-
Net Cash Used by Investing Activities	(1,500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	387,238	345,472
Proceeds from stock payable	1,293,431	-
Payment of notes	-	(200,000)
Net Cash Provided by Financing Activities	1,680,669	145,472

INCREASE IN CASH AND EQUIVALENTS	30,756	28

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	(16)	-

CASH AND EQUIVALENTS, END OF PERIOD	$ 30,740	$28

Non-Cash Financing Activities:
Common stock issued for debenture conversions	$ 220,927	$137,229

The accompanying notes are an integral part of these consolidated financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2007

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

Withdrawal as a Business Development Company

On December 23, 2006, the Company filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  On August 26, 2005, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On March 13, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on March 13, 2007, a Notification of Withdrawal was filed with the Securities and Exchange Commission.  The change in the Company’s status eliminates the Company’s ability to utilize the “fair value” method of accounting for subsidiaries that is required of investment companies (see below).  In addition, certain financial statement disclosures such as the Statement of Changes in Net Assets and the Schedule of Investments are no longer required or applicable.

Significant change in method of accounting

The election to withdraw the Company’s election as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. Investment company financial statement presentation and accounting utilizes the “fair value method of accounting” for recording ownership in portfolio or subsidiary companies.  This treatment requires that BDCs value their investments at market value as opposed to historical cost.  With the Company’s withdrawal from the Investment Company Act, the required financial statement presentation and accounting for securities held will be either the equity method or consolidation of accounting depending on the classification of the investment and the Company’s ownership percentage.

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the fair value reporting required by BDC’s. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.   The effect on the March 31, 2007 financial statements was negligible since all material investment holdings were either liquidated in prior periods or written off.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at March 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has not consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.  These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2006 as filed on Form 10-K.

NOTE 2 – COMMON STOCK

Between February and April 2007, the Company converted 100% of the Series C Preferred Stock into shares of common stock.  This conversion resulted in the issuance of 1,232,500 shares of restricted common stock.  As of March 31, 2007, there were 139,875 shares of preferred stock outstanding, which were converted into 139,875 shares of common stock in April 2007.

 In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   Under the terms of this settlement, as of March 31, 2007, 699,282,442 shares have been released from escrow and the debenture balance has been reduced to $155,096.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of March 31, 2007, the Company sold 387,238 shares of restricted common stock under the agreement for proceeds of $287,238.  The Company also received $1,680,669 from Golden Gate as an advance on future stock purchases under the agreement.

NOTE 3 - SUBSEQUENT EVENTS

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.    Subsequent to March 31, 2007, the Company released an additional 87,274,720 shares from escrow, leaving a total of 616,551,055 remaining in escrow and an unconverted debenture balance of $92,854 as of May 23, 2007.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  Subsequent to the quarter ended March 31, 2007, the Company received an additional $300,000 from Golden Gate as an advance on future stock purchases under the agreement, of which 1,290,769 shares of restricted common stock were subsequently purchased for $1,290,769, leaving a total stock payable as of May 23, 2007 of $689,900.

 FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

Franchise Capital Corporation (the “Company”) was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation. Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. The Corporation's partner, American Restaurant Development Company, is a professional restaurant designer, franchiser, and restaurant management company where principles have extensive experience in the industry. In December of 2004 the Company changed its name to Franchise Capital Corporation. The names “Franchise Capital Corporation”, "we", "our" and "us" used in this report refer to Franchise Capital Corporation.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

During the quarter ended March 31, 2007, the Company experienced a net loss of $88,280 compared to a net loss of $59,285 for the same period in 2006.  The Company attributes the $28,995 decrease in net loss primarily to a $23,751 gain from discontinued operations reported in the same period in 2006.

The Company generated no revenues for the three month period ended March 31, 2007 and March 31, 2006.

Nine months ended March 31, 2007 compared to nine months ended March 31, 2006

During the nine months ended March 31, 2007, the Company experienced a net loss of $3,157,113 compared to a net loss of $884,827 for the same period in 2006.  The current loss is primarily due to settlement costs of $2,578,766 related to debt reduction of $220,927.

For the nine months ended March 31, 2007, the Company reported no revenue compared to $1,750 for the same period in 2006.  The prior period revenues were generated from consulting income.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2007 the Company had $173,535 in current liabilities and $30,740 in current assets.  The Company has accumulated $10,345,237 of net operating losses through March 31, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Steven Peacock, our chief executive officer/chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Peacock concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

Between February and April 2007, the Company converted 100% of the Series C Preferred Stock into shares of common stock.  This conversion resulted in the issuance of 1,232,500 shares of restricted common stock.  As of March 31, 2007, there were 139,875 shares of preferred stock outstanding, which were converted into 139,875 shares of common stock in April 2007.

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   Under the terms of this settlement, as of March 31, 2007, 699,282,442 shares have been released from escrow and the debenture balance has been reduced to $155,096.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of March 31, 2007, the Company sold 387,238 shares of restricted common stock under the agreement for proceeds of $287,238.  The Company also received $1,680,669 from Golden Gate as an advance on future stock purchases under the agreement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*
14	Code of Ethics adopted April 16, 2007	***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	***
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	***
99(i)	Audit Committee Charter adopted December 23, 2004	**

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
Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Franchise Capital Corporation;

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

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven Peacock, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Franchise Capital Corporation;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer June 6, 2007