Form 10QSB/A
period 2007-03-31
Franchise Capital CORP
filed 2007-06-08
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB/A PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note:

This Amendment No. 1 on Form 10-QSB/A amends certain items in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 of Franchise Capital Corporation as filed with the Securities and Exchange Commission on June 7, 2007. The amended items are as follows:

  Item 1 - Financial Information: Financial Statements - Note 2 Common Stock - revised to correct typographical error.
  Part 2; Item 2 - Changes in Securities - revised to correct typographical error.

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

 In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   Under the terms of this settlement, as of March 31, 2007, 699,282,442 shares remain in escrow and the debenture balance has been reduced to $155,096.

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

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture which had a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn. The difference between the value of the shares issued into escrow and the value of the debenture payable was $2,578,766 and has been recorded as settlement costs in the accompanying financial statements.   Under the terms of this settlement, as of March 31, 2007, 699,282,442 shares remain in escrow and the debenture balance has been reduced to $155,096.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*
14	Code of Ethics adopted April 16, 2007	***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****
99(i)	Audit Committee Charter adopted December 23, 2004	**

* Incorporated by reference from Franchise Capital Corporation's Registration Statement on Form SB-2 filed on October 29, 2001.

** Incorporated by reference from Franchise Capital Corporation’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2005 filed on September 30, 2005.

*** Incorporated by reference from Franchise Capital Corporation's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2007 filed on June 7, 2007.

**** Filed herewith.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2007
/s/ Steven Peacock
Steven Peacock
Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of Franchise Capital Corporation;

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

Date: June 7, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven Peacock, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of Franchise Capital Corporation;

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

Date: June 7, 2007	By: /s/ Steven Peacock Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-QSB/A for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Executive Officer June 7, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-QSB/A for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Steven Peacock Steven Peacock Chief Financial Officer June 7, 2007