Form 10KSB
period 2007-06-30
Franchise Capital CORP
filed 2007-10-01
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended June 30, 2007

Commission File Number: 000-26887

Franchise Capital Corporation

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

29970 Technology Drive, Suite 203, Murrieta, California 92563

(Address of principal executive offices)

(951) 677-6735

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

Yes [X ]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock at September 25, 2007 was $21,295,984, based on the last sale price of $0.0325 as reported on the pink sheets.

The Registrant had 964,129,838 shares of common stock, $0.0001 par value, outstanding as of September 25, 2007.

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

Investment Strategy

Changes in our corporate structure

Effective December 17, 2004, the Company designated 30,000,000 shares of Series C Preferred Stock.  The Series C Preferred Stock was non-interest bearing, did not have voting rights and was not entitled to receive dividends.  Each share of Series C issued was convertible into Common Stock on a 1:1 basis.     The Series C was entitled to name three members of the Company’s Board of Directors at all times.   On January 14, 2005, the Company implemented a one for 10 reverse split of the Series C Preferred Stock.  All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-K, have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or July 1, 2004. Between January 1, 2007 and April 15, 2007, the Company converted all issued and outstanding shares of Series C Preferred Stock into shares of restricted common stock on a 1:1 basis in accordance with the terms of the Series C designation.  As of September 6, 2007, the Company did not have any class or series of preferred stock issued and outstanding.

Employees

During the fiscal year ended June 30, 2007, Franchise Capital Corporation had one employee, who served as the Company’s chief executive officer.  All other personnel operated under month-to-month consulting contracts.

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

Code of Ethics and Audit Committee Charter

The Board of Directors of the Company adopted a Code of Ethics and an Audit Committee Charter

The Code of Ethics applies to our directors, principal executive officers, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the Code; and

•

Accountability for adherence to the Code.

The Board of Directors monitors the actions of the Company’s officers and directors to ensure compliance with the Code of Ethics.  Violations are brought to the attention of the Chairman and or appropriate government agencies, as necessary and appropriate.

Franchise Capital Corporation’s code of ethics was filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 filed on June 7, 2007.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB. Franchise Capital Corporation’s audit committee charter was filed as an exhibit to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2005 filed on September 30, 2005.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company presently maintains it offices at 29970 Technology Drive, Suite 203, Murrieta, California 92563, where it shares offices space with Javelin Advisory Group, Inc. as part of a monthly administrative services contract. The contract term is month to month. Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of Franchise Capital Corporation was held on March 13, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A.  The Company conducted the annual shareholder meeting at the corporate offices for the purpose of voting to withdraw the Company’s BDC election.  A majority of the shareholders voted to withdraw the BDC election and the Company filed a Form N-54C to formally withdraw its BDC election on March 14, 2007.  No other matters were brought before the shareholders for consideration at that time.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the “pink sheets” under the symbol “FCCN”. The following table sets forth the trading history of the Common Stock on the pink sheets for each quarter since July 2005 through June 30, 2007, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2005	0.036	0.029	0.033
12/31/2005	0.014	0.012	0.012
3/31/2006	0.014	0.012	0.013
6/30/2006	0.005	0.004	0.005
9/30/2006	0.004	0.004	0.004
12/31/2006	0.007	0.005	0.006
3/31/2007	0.026	0.019	0.023
6/30/2007	0.015	0.013	0.014

Holders of record

As of June 30, 2007 there were approximately 73 holders of record of the Company’s common stock.

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

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on a past-due convertible debenture having a principle balance due of $220,927.  Under the terms of the settlement, the Company placed 843,818,400 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 45-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  As of September 25, 2007, under the terms of this settlement, 400,287,345 shares have subsequently been released from escrow and the debenture balance has been reduced to $35,694.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  Through June 30, 2007, the Company had sold 1,332,128 shares of restricted common stock to Golden Gate for $1,332,128 under the agreement.  In addition, the Company received $2,206,501 from Golden Gate as an advance on future stock purchases under the agreement. The Company had a stock payable in the amount of $849,541 as of June 30, 2007. As of September 25, 2007, the Company had received $2,206,501 from Golden Gate as an advance on future stock purchases under the agreement, of which 1,863,349 shares of restricted common stock were subsequently purchased for $1,863,349, leaving a total stock payable as of September 25, 2007 of $344,152.

As of September 25, 2007 Franchise Capital Corporation had 964,129,838 shares of common stock outstanding.

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

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

As part of the definitive agreement between the Company and Aero Exhaust, the Company agreed to extend a line of credit to Aero in the amount of $1,875,000.  Under the terms of the line of credit, any unpaid principle and interest on the line of credit will be converted into shares of Aero Exhaust common stock immediately prior to the share exchange.  The net effect of this transaction will be an increase in the overall position that the Company’s existing shareholders will have in the Company subsequent to the share exchange.  The rate at which the line of credit will be converted into Aero Exhaust stock has yet to be determined.  As of June 30, 2007, the Company had advanced a total of $1,875,000 to Aero under the line of credit.

Currently, there are no commitments for material expenditures apart from the Company’s obligations under the credit line to Aero.  It should be noted that the Company’s auditors Gruber & Company, LLC have expressed in their audit opinion letter that there is substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2007 the Company had $168,152 in current liabilities, which exceeded current assets by $120,566.  The Company has accumulated $10,448,008 of net operating losses through June 30, 2007, which may used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs resulting from the share exchange agreement with Aero Exhaust.   In the event the Company is unable complete the share exchange, or in the event Aero does not sustain cash flow positive operations, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

For the year ended June 30, 2007 the Company had a net loss of $3,259,885 compared to a net loss of $933,602 for year ended June 30, 2006.  The current year loss is primarily due to settlement costs of $2,578,766 related to debt reduction of $220,927. Included in the loss for 2006 is the write off of all portfolio assets as of June 30, 2006 to reflect the disposal of such assets.  Such write off resulted in the Company recording an unrealized loss of $434,775.

The Company reported no revenues during the year ended June 30, 2007 compared with $1,750 during the year ended June 30, 2006.  The revenues in 2006 were generated from consulting fees.

Corporate Developments

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

Fathom Business Systems, Inc.

On September 30, 2005, the Company sold its interest in Fathom Business for $44,142.

The value of the Company’s assets at June 30, 2006 reflect the actual liquidation value subsequently received.

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

As part of the definitive agreement between the Company and Aero Exhaust, the Company agreed to extend a line of credit to Aero in the amount of $1,875,000.  Under the terms of the line of credit, any unpaid principle and interest on the line of credit will be converted into shares of Aero Exhaust common stock immediately prior to the share exchange.  The net effect of this transaction will be an increase in the overall position that the Company’s existing shareholders will have in the Company subsequent to the share exchange.  The rate at which the line of credit will be converted into Aero Exhaust stock has yet to be determined.  As of June 30, 2007, the Company had advanced a total of $1,875,000 to Aero under the line of credit.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 18, 2007, Franchise Capital Corporation dismissed Epstein Weber & Conover, PLC as independent auditors for the Company. The decision to dismiss Epstein Weber & Conover, PLC (“Epstein Weber”) and to seek new independent auditors was approved by the Company’s Board of Directors.

The reports of Epstein Weber on the Company’s financial statements for the fiscal years ended June 30, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Company’s financial statements for the fiscal years ended June 30, 2005 and 2004, (1) there were no disagreements with Epstein Weber on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Epstein Weber, would have caused Epstein Weber to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

On April 20, 2007, the Company engaged Gruber & Company, LLC as the Company's independent accountant to report on the Company’s balance sheets as of June 30, 2006 and 2007, and the related statements of income, stockholders’ equity and cash flows for the years then ended. Neither the Company nor anyone acting on its behalf consulted with Gruber & Company, LLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Gruber & Company, LLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Epstein Weber or a reportable event with respect to Epstein Weber.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of September 25, 2007 are as follows:

Name	Position
Steven Peacock(1)	Interim Chief Executive, Interim President and Interim Chief Financial Officer
Robert McCoy(2)	Chairman of the Board of Directors
James Bickel(3)	Director
Gary Nerison(3)	Director

(1)

Mr. Peacock was appointed Interim Chief Executive Officer, Interim President and Interim Chief Financial Officer on September 12, 2006 to fill the vacancies created by the resignation of Edward Heisler.

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

The business experience of each of the persons listed above is as follows:

Steven Peacock, Interim Chief Executive Officer, Interim President, and Interim Chief Financial Officer – Steven Peacock has over thirty years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments and is skilled at analyzing management structure and setting up programs for raising capital. He has working knowledge of taking companies through the process of becoming publicly traded, as well as assistance with strategic planning, corporate communications including shareholder relations and internet marketing as well as an extensive background in SEC requirements and filings utilizing broad network of legal, accounting, insurance, Internet technology and public relations affiliates. In addition to his work with and in publicly traded companies, Mr. Peacock has a background in the real estate development industry and in minor league professional sports development, primarily soccer, in both American and European venues. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. From 2001 to 2003, Mr. Peacock acted as a consultant for Peak Solutions, a firm offering a variety of consulting, management and financing services to the small business community, both public and private.  From 2004 to 2005, Mr. Peacock served as a member of the Board of Directors of BDC Capital, Inc. and as Secretary, Chief Operating Officer and a member of the Board of Directors of CLX Investment Company. Mr. Peacock also served as Chief Executive Officer and Chief Financial Officer of Entertainment Capital Corporation from 2005 to 2006.  From 2004 to present, Mr. Peacock has served as managing partner of Javelin Advisory Group, Inc., a business consulting company located in Temecula, California with the core focus of assisting businesses with a number of vital services, which include bringing small public companies into compliance with SEC requirements, assisting in the raising of necessary capital, evaluating potential acquisitions and providing management expertise.

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

 Meetings

During the year ended June 30, 2007 the Board of Directors met on eight occasions.  Each incumbent Director attended at least 70% of the total number of meetings of the Board of Directors.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended June 30, 2007 and 2006.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Heisler (1)	2006	$36,620	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$36,620
Steven Peacock, Chief Executive Officer and Chief Financial Officer (2)	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2007	$9,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$9,000

(1) Mr. Heisler served as Chief Executive Officer and President from July 13, 2005 to September 12, 2006.

(2) Mr. Peacock was appointed Interim Chief Executive Officer, Interim President and Interim Chief Financial Officer on September 12, 2006.

Employment Contract

The Company does not currently have any employment agreements in place.

Director Compensation

The following table contains compensation data for our board of directors for the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert McCoy(1)	$17,000	-	-	-	-	-	$17,000
James Bickel (2)	$5,000	-	-	-	-	-	$5,000
Gary Nerison (2)	$5,000	-	-	-	-	-	$5,000

(1) Mr. McCoy was appointed a member of the Board of Directors on September 27, 2005 to fill the vacancy created by the resignation of Alan Smith and then appointed Chairman of the Board of Directors on September 12, 2006 to fill the vacancy created by the resignation of Edward Heisler.

(2) Mr. Bickel and Mr. Nerison were appointed to the Board of Directors by Mr. McCoy on January 2, 2007 to fill the vacancies created by the resignations of Robert Madia and Donald Schwall on September 6, 2006

Indemnification

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

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Franchise Capital Corporation’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of Franchise Capital Corporation's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Franchise Capital Corporation with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2007, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 25, 2007 the beneficial ownership of the Company’s common stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(1)
Steven Peacock Interim Chief Executive Officer, Interim President, Interim and Interim Chief Financial Officer 43180 Business Park Dr., Suite 202, Temecula, CA 92590	-0-	Common	*
Robert McCoy, Chairman of the Board of Directors 10829 Sterling Forest Avenue Las Vegas, NV 89135	1,176,471	Common	*
James Bickel, Director 903 Redwood Drive Danville, CA 94506	-0-	Common	*
Gary Nerison, Director 9000 Crow Canyon Rd., Suite S-233 Danville, CA 94506	-0-	Common	*
All directors and executive officers (4 person)	1,176,471	Common	*
Golden Gate Investors	*(2)	Common	*
*Denotes less than 1%

1)

Percentages based on 964,129,838 shares of common stock issued and outstanding as of September 25, 2007.

2)

Shares issued to Golden Gate Investors are held in an escrow account.  The escrow agreement provides that any shares held in escrow are voted by the Franchise Capital Corporation Chairman of the Board of Directors.  Since Golden Gate Investors has neither the right to vote the shares nor the right to dispose of them, Golden Gate Investors does not meet the definition of beneficial ownership of the escrow shares.  Were Golden Gate Investors to be considered the beneficial owner, Golden Gate Investors would control 506,831,055 shares, which is approximately 53% of the Company’s issued and outstanding common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 13.       EXHIBITS

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

*** Incorporated by reference from Franchise Capital Corporation’s Quarterly Report on Form 10-QSB for the Period Ended March 31, 2007 filed on June 7, 2007.

**** Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-KSB for fiscal 2007 and 2006 were approximately $17,500 and $16,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE CAPITAL CORPORATION

By:/s/Steven Peacock Steven Peacock Chief Executive Officer

Dated: October 1, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	October 1, 2007

/s/ James Bickel
James Bickel	Director	October 1, 2007

/s/ Gary Nerison
Gary Nerison	Director	October 1, 2007

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER

I, Steven Peacock, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Franchise Capital Corporation;

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

October 1, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Steven Peacock, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Franchise Capital Corporation;

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

October 1, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Franchise Capital Corporation (the “Company”) on Form 10-KSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Peacock, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

October 1, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Franchise Capital Corporation (the “Company”) on Form 10-KSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Peacock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

October 1, 2007	By: /s/ Steven Peacock
Steven Peacock, Chief Financial Officer

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF FRANCHISE CAPITAL CORPORATION:

We have audited the accompanying balance sheets of Franchise Capital Corporation as of June 30, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Capital Corporation as of June 30, 2007 and 2006, and the results of its' operations and its' stockholders equity and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Gruber & Company, LLC Saint Louis, Missouri
October 1, 2007

Franchise Capital Corporation
Consolidated Balance Sheet
June 30,
2007
(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,586
Total Current Assets	47,586

OTHER ASSTS:
Loan Receivable - Aero Exhaust	1,875,000
Total Other Assets	1,875,000

TOTAL ASSETS	$1,922,586

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$168,152
Total Current Liabilities	168,152

TOTAL LIABILITIES	168,152

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 922,967,963 Shares Issued and Outstanding	92,297
Stock payable	849,541
Paid-in capital	11,260,604
Accumulated deficit	(10,448,008)
Total Stockholders' Equity	1,754,434
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,922,586

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Consolidated Statements of Operations

	For the Year Ended
	June 30,	June 30,
	2007	2006
INCOME:
Consulting income	$-	$1,750
Total Income	-	1,750

EXPENSES:
Accounting fees	26,815	68,559
Administrative expense	95,000	-
Contracted labor	16,000	129,636
Investor relations	30,692	-
Legal and professional fees	43,783	14,915
Rent	-	26,026
Salaries	-	41,329
G&A expenses	36,452	43,253
Total Expenses	248,742	323,718

LOSS FROM OPERATIONS	(248,742)	(321,968)

OTHER INCOME (EXPENSE)
Financing expense	-	(137,473)
Interest expense	-	(39,386)
Loss from investments	-	(30,178)
Settlement costs	(2,578,766)	-
Dividend to shareholders	(432,377)	-
Gain (Loss) from discontinued operations	-	(404,597)
NET LOSS	$(3,259,885)	$(933,602)

WEIGHTED AVERAGE SHARES	600,337,377	42,278,787

NET LOSS PER SHARE	(0.005)	(0.022)

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Stockholders' Equity (Deficit)
						Additional	Retained
	Preferred Stock		Common Stock		Deferred	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Compensation	Capital	(Deficit)
Balance, June 30, 2005	1,299,500	130	32,927,305	3,293	-	6,598,408	(6,254,522)
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	-	137,473	-
Stock issued for cash	-	-	24,123,118	2,413	-	343,010	-
Convert preferred stock for common	(117,250)	(12)	862,500	86	-	-	-
Stock issued for conversion of debentures	-	-	14,149,929	1,415	-	135,864	-
Net Loss for period ended June 30, 2006	-	-	-	-	-	-	(933,602)
Balance, June 30, 2006	1,182,250	118	72,062,852	7,206		7,214,755	(7,188,124)
Stock issued for settlement of debt	-	-	848,391,733	84,839	-	136,088	-
Stock issued for cash	-	-	1,471,003	147	-	1,330,995	-
Convert preferred stock for common	(1,182,250)	(118)	1,042,375	104	-	-	-
Settlement costs relating to conversion of debenture	-	-	-	-	-	2,578,766	-
Net Loss for period ended June 30, 2007	-	-	-	-	-	-	(3,259,885)
Balance, June 30, 2007	-	$-	922,967,963	$92,297	$-	$11,260,604	$(10,448,009)

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,259,885)	$ (933,602)
Adjustments to reconcile net loss to net cash used
by operating activities:
Unrealized loss on investments	432,377	582,053
Financing costs	-	137,473
Settlement costs	2,578,766	-
Decrease in prepaid expenses	-	11,747
Increase (decrease) in accounts payable and accrued liabilities	(9,325)	56,841
Net Cash Used by Operating Activities	(258,067)	(145,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of Loan Receivable	(1,875,000)	-
Net Cash Used by Investing Activities	(1,875,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	16
Common stock issued for cash	1,331,128	345,472
Proceeds from stock payable	849,541	-
Payment of notes	-	(200,000)
Net Cash Provided by Financing Activities	2,180,669	145,488

INCREASE IN CASH AND EQUIVALENTS	47,602	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	(16)	-

CASH AND EQUIVALENTS, END OF PERIOD	$ 47,586	$ -

Non-Cash Financing Activities:
Common stock issued for settlement of debt	$ 220,927	$ -
Common stock issued for debt conversion	$ -	$ 137,229
The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2007

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

On January 12, 2007, the Company executed a definitive share exchange agreement with TTR HP, Inc. (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Once the share exchange is complete, the Company anticipates that the shareholders of Aero will become the majority shareholders of the Company.  The share exchange is expected to be consummated in October 2007.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at June 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will be successful and result in the Company’s achieving profitability in the short term; however, the Company has not consummated this transaction and there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Franchise Capital Corporation changed to a Business Development Company, effective December 24, 2004.  From December 2004 through March 2007, the Company’s operations were those of an investment company.  In March 2007, the Company withdrew its BDC election and therefore ceased operating under the guidelines of the Investment Company Act of 1940.  Accordingly, the accompanying financial statements for the year ended June 30, 2007 have been prepared to represent those of an operating company rather than an investment company.

As a Business Development Company, the Company changed its accounting principles in accordance with the GAAP on investment companies.  The primary difference relates to the accounting for investments held by investment companies.  Investments that were previously consolidated are instead reflected at the estimated fair value of those investments.  With the subsequent abandonment of the investment company operating model in March 2007, the Company has reverted to it prior accounting methods; namely, investments are carried at either the cost or equity method of accounting depending on the degree of control and ownership.  As of June 30, 2007, the Company’s sole investment consisted of a loan receivable from Aero Exhaust, which is carried at cost.  Upon completion of the contemplated share exchange with Aero, the loan receivable is anticipated being converted into Aero common stock.

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

Revenue Recognition – For all periods presented, revenue is recorded when earned.

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

The following presents the computation of basic and diluted loss per share for the years ended June 30,

	2007	2006

Net loss	$ (3,259,885)	$(933,602)
Weighted Average Number of Shares Outstanding	600,337,377	42,278,787

Per share amount	$ (0.005)	$ (0.022)

Property and Equipment – consists primarily of office equipment and furnishings and is generally stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years.  Depreciation expense was $0 for both of the years ended June 30, 2007 and 2006.  All fixed assets were written off at June 30, 2006 to reflect the August 30, 2006 cessation of operations.  Subsequent to August 2006, and the hiring of new management to oversee operations of the Company, there were no discernable fixed assets of value.

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

NOTE 3 - LOAN RECEIVABLE – AERO EXHAUST

On January 12, 2007, the Company executed a definitive share exchange agreement with TTR HP, Inc. (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Once the share exchange is complete, the Company anticipates that the shareholders of Aero will become the majority shareholders of the Company.  Following the share exchange, the Company’s business will be that of Aero Exhaust

As part of the definitive agreement between the Company and Aero Exhaust, the Company agreed to extend a line of credit to Aero in the amount of $1,875,000.  Under the terms of the line of credit, any unpaid principle and interest on the line of credit will be converted into shares of Aero Exhaust common stock immediately prior to the share exchange.  The net effect of this transaction will be an increase in the overall position that the Company’s existing shareholders will have in the Company subsequent to the share exchange.  The rate at which the line of credit will be converted into Aero Exhaust stock has yet to be determined.  As of June 30, 2007, the Company had advanced a total of $1,875,000 to Aero under the line of credit.

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

The Company defaulted on the interest payment provisions in the debenture.  Consequently, the principal amount due under the debenture became immediately due and payable in cash plus a default penalty of $42,500 plus any and all accrued interest.  The default penalty of $42,500 was expensed as interest and financing costs in the statement of operations for the year ended June 30, 2004.

As of June 30, 2006, the balance owed on the debenture was $220,927, which included interest as penalties of $18,574.  In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture.  Under the terms of the settlement, the Company placed 850,000,000 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 45-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, 273,687,345 shares have subsequently been released from escrow and the debenture balance has been reduced to $83,974 as of June 30, 2007.  The Company has recorded the fair value of the 843,818,400 million shares in excess of the face value of debenture on the date of settlement ($2,578,766 total) as “settlement costs” in the accompanying financial statements.   All shares issued into escrow have been recorded as issued and outstanding pending the ultimate disposition of the obligation.  Accordingly, the accompanying financial statements reflect the debenture as being fully paid.  In the event not all shares are released from escrow, any remaining escrow shares will be returned to the Company and cancelled, with the value of such shares being reflected as a reduction in settlement costs.

During the year ended June 30, 2006, the Company recognized $137,473 in financing costs associated with the convertible debenture.

NOTE 5 - INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  Income taxes for the years ended June 30, consist of the following:

	2007	2006
Current tax provision (benefit)	$(1,102,728)	$(451,200)
Deferred tax provision (benefit)	1,102,728	451,200
Total income tax provision (benefit)	$ -0-	$ -0-

There was a deferred tax asset of $4,329,928 and $3,227,200 at June 30, 2007 and 2006, respectively, relating primarily to net operating loss carryforwards of approximately $4,758,000 and $3,655,000.  The deferred income tax asset is fully offset by a valuation allowance of $4,758,000 and $3,655,000 at June 30, 2007 and 2006, respectively.  At June 30, 2007 there were federal and state net operating loss carryforwards of approximately $4,758,000 which begin to expire in 2018.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the year ended June 30, 2006, the Company issued 24,623,118 shares of restricted common stock for cash of $345,472, 14,154,882 shares of restricted common stock on the conversion of debentures totaling $137,229, and 1,172,500 shares of restricted common stock on the conversion of 117,250 shares of Series C Preferred Stock.

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on the past-due convertible debenture.  Under the terms of the settlement, the Company placed 843,818,400 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 45-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, 273,687,345 shares have subsequently been released from escrow and the debenture balance has been reduced to $83,974 as of June 30, 2007.  The Company has recorded the fair value of the 843,818,400 million shares in excess of the face value of debenture on the date of settlement ($2,578,766 total) as “settlement costs” in the accompanying financial statements.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  Through June 30, 2007, the Company had sold 1,332,128 shares of restricted common stock to Golden Gate for $1,332,128 under the agreement.  In addition, the Company received $2,206,501 from Golden Gate as an advance on future stock purchases under the agreement.

Between February and April 2007, the Company converted 100% of the Series C Preferred Stock into shares of common stock.  This conversion resulted in the issuance of 1,232,500 shares of restricted common stock.  As of June 30, 2007, there were no shares of preferred stock issued or outstanding.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, an additional 126,600,000 shares of the Company’s common stock was released from escrow to Golden Gate Investors under the terms of the Settlement Agreement, bringing the total amount of shares released to Golden Gate to 400,287,345, with a balance on the debenture to convert of $35,694.  In addition, Golden Gate purchased an additional 482,791 shares of common stock under the stock purchase agreement for $482,791, which was credited against monies advanced.

Subsequent to June 30, 2007, the Company satisfied back salaries amounting to $127,048 due to former employees and management through the issuance of 14,946,829 shares of common stock issued pursuant to a form S-8 registration.  In addition, 7,058,824 shares were issued under Form S-8 to consultants for services valued at $60,000.

Subsequent to June 30, 2007, the Company issued a total of 17,500,000 shares of common stock to satisfy debt obligations of $31,495 outstanding at June 30, 2007.  The shares were issued under a settlement agreement filed with the 12th Circuit Court in Sarasota County, Florida, pursuant to Section 3(a)10 of the Securities Act of 1933.