Form 10QSB
period 2007-09-30
FRANCHISE CAPITAL CORP
filed 2007-11-14
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007	Commission File Number 000-26887
FRANCHISE CAPITAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
10288 S. Jordan Gateway Suite F South Jordan, Utah 84095
(Address of principal executive offices)
(801) 495-0882 Issuer's telephone number, including area code 29970 Technology Drive, Suite 203 Murrieta, California 92563 (Registrant's Former Name and Address)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at November 8, 2007
Common Stock, $0.0001 par value	1,720,757,804 shares

Transitional Small Business Disclosure Format (check one):  Yes [  ] No[ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FRANCHISE CAPITAL CORPORATION

FINANCIAL STATEMENTS

September 30, 2007

Franchise Capital Corporation
Balance Sheet
September 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,390
Total Current Assets	1,390

OTHER ASSTS:
Prepaid expenses	37,427
Loan Receivable - Aero Exhaust	1,882,500
Total Other Assets	1,919,927

TOTAL ASSETS	$1,921,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,112
Total Current Liabilities	17,112

TOTAL LIABILITIES	17,112

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 964,129,838 Shares Issued and Outstanding	96,413
Stock payable	344,152
Paid-in capital	12,161,007
Accumulated deficit	(10,697,367)
Total Stockholders' Equity	1,904,205
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,921,317

The accompanying notes are an integral part of these financial statements.

Franchise Capital Corporation
Statements of Operations
(Unaudited)
	For the Three Months Ended
	September 30,	September 30,
	2007	2006

EXPENSES:
Accounting fees	$3,930	$125
Administrative expense	47,500	-
Contracted labor	20,500	16,000
Investor relations	9,028	-
Legal and professional fees	21,514	10,158
Rent	-	-
Salaries	-	-
G&A expenses	3,381	6,969
Total Expenses	105,853	33,252

TOTAL LOSS	(105,853)	(33,252)

OTHER INCOME (EXPENSE):
Settlement costs	(143,505)	-
NET INCOME (LOSS)	$(249,358)	$(33,252)

WEIGHTED AVERAGE SHARES	944,704,809	72,062,852

NET LOSS PER SHARE	(0.0003)	(0.0005)

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (249,359)	$ (33,252)
Adjustments to reconcile net loss to net cash used
by operating activities:
Stock issued for services	71,250	-
Settlement costs	143,505	-
Decrease in prepaid expenses	(37,427)	-
Increase (decrease) in accounts payable and accrued liabilities	33,335	33,292
Net Cash Used by Operating Activities	(38,696)	40

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of Loan Receivable	(7,500)	-
Net Cash Used by Investing Activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(16)
Net Cash Provided by Financing Activities	-	(16)

INCREASE IN CASH AND EQUIVALENTS	(46,196)	24

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	47,586	-

CASH AND EQUIVALENTS, END OF PERIOD	$ 1,390	$ 24

Non-Cash Financing Activities:
Stock issued for extinguishment of debt	$ 302,048	$ -

The accompanying notes are an integral part of these financial statements.

FRANCHISE CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

On October 4, 2007, the Company exchanged, pursuant to a Share Exchange Agreement with TTR-HR, Inc. (d/b/a Aero Exhaust, Inc.) (“Aero”) (the “Share Exchange Agreement”), an aggregate of 1,114,285,700 shares of its common stock for all of the issued and outstanding common stock of Aero.

In connection with the Share Exchange Agreement, the Company entered into a Commercial Revolving Line of Credit (the “Line of Credit”) under which it advanced a total of $1,875,000 to Aero.  The terms of the Line of Credit called for any unpaid balance to be converted into shares of Aero common stock immediately prior to the Closing of the Share Exchange Agreement.   Aero’s shareholders accepted the redemption of the Line of Credit payable to the Company as part of the Share Exchange Agreement, which resulted in the Company’s historic shareholders holding 600,000,000 shares of the Company’s issued and outstanding common stock.

Immediately following the closing, there were 1,714,285,700 shares of the Company’s common stock outstanding and Aero became a wholly-owned subsidiary of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at September 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes that the share exchange with Aero Exhaust will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. The accompanying financial statements do not include any adjustments that might result from this uncertainty.  These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2007 as filed on Form 10-KSB.

NOTE 2 – COMMON STOCK

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on a past-due convertible debenture.  Under the terms of the settlement, the Company placed 843,818,400 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, as of October 23, 2007, 455,333,490 shares have subsequently been released from escrow and the debenture balance has been satisfied in full.  During the quarter ended September 30, 2007, 531,221 shares were issued.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  The Company previously received $2,206,501 from Golden Gate as an advance on future stock purchases under the agreement.  As of September 30, 2007, the Company had sold 1,862,349 shares of restricted common stock to Golden Gate for $1,862,349 under the agreement, which was offset against the advance.  The remaining advance of $344,152 has been recorded as Stock Payable in the accompanying financial statements.

During the three months ended September 30, 2007, the Company satisfied back salaries amounting to $127,048 due to former employees and management through the issuance of 14,946,830 shares of common stock issued pursuant to a form S-8 registration.  In addition, 7,058,824 shares were issued under Form S-8 to consultants for services valued at $60,000.

During the three months ended September 30, 2007, the Company issued 1,125,000 shares of restricted common stock as consideration for $11,250 in services rendered valued at $0.01 per share.

During the three months ended September 30, 2007, the Company issued a total of 17,500,000 shares of common stock to satisfy debt obligations of $31,495.  The shares were issued under a settlement agreement filed with the 12th Circuit Court in Sarasota County, Florida, pursuant to Section 3(a)10 of the Securities Act of 1933.

NOTE 3 - SUBSEQUENT EVENTS

On October 4, 2007, the Company accepted the resignations of Steven Peacock as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, Robert McCoy as the Company’s Chairman of the Board of Directors, James Bickel as a member of the Board of Directors and Gary Nerison as a member of the Board of Directors. These resignations are in connection with the consummation of the Share Exchange Agreement with Aero and the appointment of new directors do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.  None of these directors served on any subcommittees of the Board of Directors.  Effective as of the same date the Company elected and appointed Bryan Hunsaker as Chairman and Chief Executive Officer of the Company, Shane Traveller as Interim Chief Financial Officer and Secretary, and Robert McMichael as a Director.

On October 4, 2007, the Company and Aero concluded the Share Exchange.  As a result of the transaction, the Company agreed to issue a total of 1,114,285,700 new shares of restricted common stock, bringing the total number of shares of issued and outstanding common shares to 1,714,285,700.  The shares are being issued in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $4,458,519.   As of October 11, 2007, 1,977,814 shares of Aero (representing 15%) had not been tendered for exchange and continue to be held by minority shareholders.  This resulted in 166,407,263 shares of the 1,114,285,700 new shares of the Company’s common stock being placed in an escrow for the future exchange of the remaining Aero stock.  As a result of the Share Exchange Agreement, the shareholders of Aero presently control approximately 65% of the total issued and outstanding shares of the Company.  Aero elected to become the successor issuer for reporting purposes for all periods subsequent to September 30, 2007.

The following consolidated pro-forma financial statements reflect the balance sheet and statement of operations as of September 30, 2007 for Franchise Capital and Aero Exhaust:

Consolidated Balance Sheet
As of September 30, 2007

Cash & Cash Equivalents	$ 27,083
Accounts Receivable	151,201
Other Current Assets	352,748
Total Current Assets	531,032

Fixed Assets, net of depreciation	110,875
Goodwill, net of impairment	12,859,605

Total Assets	$ 13,501,512

Current Liabilities
Accounts Payable	$ 363,163
Current Portion of Debt	944,063
Total Current Liabilities	1,307,226

Equity	12,194,286

Total Liabilities & Equity	$ 13,501,512

Consolidated Income Statement
For the Quarter Ended September 30,

	2007	2006
Revenues	$ 170,461	$ 166,178
Cost of Goods Sold	(78,261)	(54,700)

Gross Profit	92,200	111,478

General & Administrative Expenses	449,329	299,797
Settlement Costs	143,505	-
Sales & Marketing Expenses	82,685	734,182

Total Expenses	532,014	1,033,979

Net Loss	$ (439,814)	$ (922,501)

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

 On October 4, 2007, the Company and Aero concluded the Share Exchange.  As a result of the transaction, the Company agreed to issue a total of 1,114,285,700 new shares of restricted common stock, bringing the total number of shares of issued and outstanding common shares to 1,714,285,700.  The shares are being issued in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $4,458,519.   As of October 11, 2007, 1,977,814 shares of Aero (representing 15%) had not been tendered for exchange and continue to be held by minority shareholders.  This resulted in 166,407,263 shares of the 1,114,285,700 new shares of the Company’s common stock being placed in an escrow for the future exchange of the remaining Aero stock.In connection with the Share Exchange Agreement, the Company entered into a Commercial Revolving Line of Credit (the “Line of Credit”) under which it advanced a total of $1,875,000 to Aero.  The terms of the Line of Credit called for any unpaid balance to be converted into shares of Aero common stock immediately prior to the Closing of the Share Exchange Agreement.   Aero’s shareholders accepted the redemption of the Line of Credit payable to the Company as part of the Share Exchange Agreement, which resulted in the Company’s historic shareholders holding 600,000,000 shares of the Company’s issued and outstanding common stock.   As a result of the Share Exchange Agreement, the shareholders of Aero presently control approximately 65% of the total issued and outstanding shares of the Company.

Immediately following the closing, there were 1,714,285,700 shares of the Company’s common stock outstanding and Aero became a wholly-owned subsidiary of the Company.  For reporting purposes, Aero elected to become the successor issuer to Franchise Capital for all periods subsequent to September 30, 2007.

 On October 4, 2007, the Company accepted the resignations of Steven Peacock as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, Robert McCoy as the Company’s Chairman of the Board of Directors, James Bickel as a member of the Board of Directors and Gary Nerison as a member of the Board of Directors. These resignations are in connection with the consummation of the Share Exchange Agreement with Aero and the appointment of new directors do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.  None of these directors served on any subcommittees of the Board of Directors.  Effective as of the same date the Company elected and appointed Bryan Hunsaker as Chairman and Chief Executive Officer of the Company, Shane Traveller as Interim Chief Financial Officer and Secretary, and Robert McMichael as a Director.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

During the quarter ended September 30, 2007, the Company experienced a net loss of $249,358 compared to a net loss of $33,252 for the same period in 2006.  The current period loss is primarily due to settlement costs of $143,505 related to debt reduction of $31,495 and $47,500 in administrative expenses.

The Company generated no revenues for the three month period ended September 30, 2007 and September 30, 2006.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2007 the Company had $17,112 in current liabilities and $1,390 in current assets.  The Company has accumulated $10,697,367 of net operating losses through September 30, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that the share exchange with Aero Exhaust will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Bryan Hunsaker, our chief executive officer and Shane Traveller, our chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. Hunsaker and Mr. Traveller concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, the Company agreed to settle litigation with Golden Gate Investors on a past-due convertible debenture.  Under the terms of the settlement, the Company placed 843,818,400 shares of its restricted common stock into an escrow account for satisfaction of the debenture.  Golden Gate is allowed to withdraw the shares from escrow provided that their overall holdings in the Company do not exceed 4.9% of all issued and outstanding common stock.  The debenture obligation is reduced by 80% of the average of the five lowest closing bid prices of the Company’s common stock over a 90-day period prior to the share withdrawal multiplied by the number of shares being withdrawn.  Under the terms of this settlement, as of October 23, 2007, 455,333,490 shares have subsequently been released from escrow and the debenture balance has been satisfied in full.  During the quarter ended September 30, 2007, 531,221 shares were issued.

In connection with the debenture settlement with Golden Gate, Golden Gate entered into a stock purchase agreement which required Golden Gate to purchase $100,000 of the Company’s restricted common stock for every $10,000 in debenture redeemed through the escrow.  As of September 30, 2007, the Company had sold 1,862,349 shares of restricted common stock to Golden Gate for $1,862,349 under the agreement.  In addition, the Company received $2,206,501 from Golden Gate as an advance on future stock purchases under the agreement.  The advance has been recorded as Stock Payable in the accompanying financial statements.

During the three months ended September 30, 2007, the Company satisfied back salaries amounting to $127,048 due to former employees and management through the issuance of 14,946,830 shares of common stock issued pursuant to a form S-8 registration.  In addition, 7,058,824 shares were issued under Form S-8 to consultants for services valued at $60,000.

During the three months ended September 30, 2007, the Company issued 1,125,000 shares of restricted common stock as consideration for $11,250 in services rendered valued at $0.01 per share.

During the three months ended September 30, 2007, the Company issued a total of 17,500,000 shares of common stock to satisfy debt obligations of $31,495.  The shares were issued under a settlement agreement filed with the 12th Circuit Court in Sarasota County, Florida, pursuant to Section 3(a)10 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.

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

Dated: November 13, 2007
/s/ Bryan Hunsaker
Bryan Hunsaker

Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bryan Hunsaker, certify that:

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

Date: November 13, 2007	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane Traveller, certify that:

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

Date: November 13, 2007	By: /s/ Shane Traveller Shane Traveller, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Executive Officer November 13, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Franchise Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shane Traveller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Shane Traveller Shane Traveller Chief Financial Officer November 13, 2007