Form 10QSB
period 2007-12-31
AERO PERFORMANCE PRODUCTS, INC.
filed 2008-02-14
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2007	Commission File Number 000-26887
AERO PERFORMANCE PRODUCTS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
10288 S. Jordan Gateway Suite F South Jordan, Utah 84095
(Address of principal executive offices)
(801) 495-0882 Issuer's telephone number, including area code FRANCHISE CAPITAL CORPORATION (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No[ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No[ X ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at February 8, 2008
Common Stock, $0.0001 par value	1,793,457,804 shares

Transitional Small Business Disclosure Format (check one):  Yes [  ] No[ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AERO PERFORMANCE PRODUCTS, INC.

FINANCIAL STATEMENTS

December 31, 2007

Aero Performance Products, Inc. Consolidated Balance Sheet
ASSETS	(Unaudited)
December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$19,921
Accounts Receivable, net	159,140
Inventory	261,783

Total Current Assets	440,844

OTHER ASSTS:
Fixed Assets, net	109,180
Prepaid Expenses	-
Total Other Assets	109,180

TOTAL ASSETS	$550,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable, current portion	$1,673,909
Accounts payable and accrued expenses	314,928
Total Current Liabilities	1,988,837

TOTAL LIABILITIES	1,988,837

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 1,793,457,804 Shares Issued and Outstanding	179,346
W/o of Goodwill	-
Paid-in capital	18,340,664
Accumulated deficit	(19,958,823)
Total Stockholders' Equity	(1,438,813)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$550,024

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

INCOME:
Sales	$319,208	$282,618	$149,982	$116,440
Cost of Sales	(191,656)	(86,352)	(74,752)	(31,652)
Gross Income	127,552	196,266	75,230	84,788

EXPENSES:
Freight & Shipping	62,046	42,096	28,447	17,195
Outside Services	137,570	111,700	93,339	50,700
Advertising and Marketing expense	128,322	2,704,347	45,657	1,955,404
Professional & Legal	169,167	41,422	68,063	23,090
Rent	49,871	35,580	24,547	17,932
Salaries	167,424	172,879	83,514	98,467
G&A expenses	172,343	55,955	140,028	35,197
Total Expenses	886,743	3,163,979	483,595	2,197,985

LOSS FROM OPERATIONS	(759,191)	(2,967,713)	(408,365)	(2,113,197)

OTHER INCOME (EXPENSE)

Interest expense	(33,504)	(324,514)	(33,504)	(289,781)
Settlement costs	(319,850)	-	(319,850)
			-
NET LOSS	$(1,112,545)	$(3,292,227)	$(761,719)	$(2,402,978)

WEIGHTED AVERAGE SHARES	1,424,973,708	1,020,717,247	1,744,991,137	1,024,167,308

NET LOSS PER SHARE	(0.0008)	(0.0032)	(0.0004)	(0.0023)

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc.
Consolidated Statements of Cash Flows
	For the Six Months Ended
	December 31	December 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,112,545)	$(3,292,227)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	1,696	7,000
Settlement costs	319,850	-
Decrease in Accounts Receivable	18,948	44,523
Increase in Inventory	(1,282)	38,600
Increase (decrease) in accounts payable and accrued liabilities	(9,067)	504,245
Net Cash Used by Operating Activities	(782,400)	(2,697,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,850)	-
Net Cash Used by Investing Activities	(1,850)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for services	545,321
Bank Overdraft	-	4,396
Proceeds from issuance of short-term debt	218,125	2,700,011
Net Cash Provided by Financing Activities	763,446	2,704,407

INCREASE IN CASH AND EQUIVALENTS	(20,804)	6,548

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	40,177	-

CASH AND EQUIVALENTS, END OF PERIOD	$19,373	$6,548

Non-Cash Financing Activities:
Common stock issued for debt and accrued interest	$6,960,773	$-
Common stock issued for settlement of past due payable	$80,000	$-
Note payable recorded for return of stock	$475,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended December 31, 2007

Note 1-Background

Aero Performance Products Inc. (“Aero” or the “Company”), formerly Franchise Capital Corporation, was incorporated in the State of Nevada in 1999.  Aero designs and manufactures highly efficient, technologically superior vehicle exhaust systems for the automotive aftermarket.  The Company is headquartered outside of Salt Lake City, Utah.

On October 4, 2007, Aero consummated a share exchange with Franchise Capital Corporation (“FCCN”), a publicly-held Nevada corporation, in a transaction that resulted in Aero becoming the successor issuer to FCCN for SEC reporting purposes.  As a result of the transaction, FCCN agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $4,458,519.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Cash Equivalents

Cash equivalents consist primarily of cash deposits and highly liquid investments with maturities of three months or less.

Intangible Assets

In accordance with SFAS No. 142,  “Goodwill and Other Intangible  Assets,” the Company evaluates  intangible assets and other long-lived assets for impairment, at least on an annual basis and  whenever  events or changes  in  circumstances  indicate  that the carrying  value may not be recoverable  from its estimated  future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including: past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Property and Equipment

Property and equipment are recorded at acquisition cost and increased by the cost of any significant improvements made after purchase.  The Company depreciates the cost over the estimated useful lives of the respective assets using straight-line method over the estimated useful life.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2007 the Company had a retained deficit of $19,707,569.  This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to improve the Company’s liquidity, the Company has entered into a merger agreement with a public company.  There can be no assurance that the Company will be successful in its continuing efforts to secure additional equity financing. If operations and cash flows improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Note 3  – Fixed Assets and Patents

Fixed Assets include office and warehouse furniture, fixtures and computer equipment. The Patent is amortized over its life of 21 years and is registered for the construction and composition of the exhaust system.

		As of December 31, 2007
	Life	2007
Office furniture and equipment	3–7	71,603
Patent	21	95,884
		167,487
Less – Accumulated depreciation		(58,307)
		109,180

Note 4 – Notes Payable

As of December 31, 2007, notes payable consisted of the following:

Note payable in the amount of $750,000 and bearing interest at the rate of 12% per annum.  The note is past due; however, no demand for payment has been made.  During the prior quarter $891,128 of the original loan amount, plus accrued interest of $448,319 was converted into 133,944,727 shares of common stock of FCCN, leaving a balance due of $750,000.

Note payable of $194,063 to a third party.  The note bears interest at the rate of 8% per annum and is payable on demand.

Notes payable of $30,000 to two third party individuals.  The notes are due on demand and bear interest at the rate of eight percent (8%) per annum.

Note payable of $224,000 to Bryan Hunsaker, the Company’s chief executive officer, due March 31, 2008 and bearing interest at the rate of eight percent (8%) per annum.  The note stems from the recording of unpaid salary and bonuses from 2002 through December 31, 2007.

Included in accounts payable and accrued expenses is accrued interest of $31,985.

Note 5 – Capital Stock

On October 4, 2007, the Company issued 600,000,000 shares of common stock to the shareholders of Franchise Capital Corporation “FCCN” as part of a share exchange under which Aero became the successor issuer to FCCN.  Under the terms of the share exchange, a commercial revolving credit line in the amount of $1,870,000 payable to Franchise Capital Corporation was eliminated as partial consideration for the shares issued.

The Company previously had a note payable to Morgan McClure Motorsports (“MMM”) for prior advertising and promotion associated with the Company’s sponsorship of the MMM race team in the amount of $2,613,411.  On October 4, 2007, the note was converted into 117,815,306 shares of restricted common stock.

The Company had a note payable of $244,925 to one of the Company’s former directors.  The note bore interest at the rate of 15% per annum and was past due.   On October 4, 2007 the note was converted, together with accrued interest of $170,475 into 41,540,000 shares of restricted common stock.

The Company had notes payable totaling $345,000 to unrelated parties.  The notes were past due and bore interest at 12% per annum.  On October 4, 2007, the notes were converted, together with accrued interest of $66,667 into 41,166,774 shares of restricted common stock.

On October 4, 2007, the Company converted $891,128 of loan principle owed to a third party, plus accrued interest of $448,319, into 133,944,727 shares of restricted common stock, leaving a principle balance due of $750,000.

On November 7, 2007, the Company agreed to a court-ordered settlement for payment on services previously rendered by a director of the Company valued at $80,000.  The director had previously sold the services contract to a third party who then sought payment and brought an action against the Company in the 12th Circuit Court in Sarasota, Florida.  Under the terms of the settlement, the Company issued a total of 72,700,000 shares of common stock.  As a result, the Company recorded settlement costs of $318,850 which represented the difference between the fair value of the shares issued and the value of the debt obligation.

Note 6 - Subsequent Events

On January 10, 2008, the Company entered into a court-ordered settlement in the amount of $202,197 with regard to a note payable and accrued interest to a third party that was past due.  Under the settlement terms, the Company is required to issue a total of 310,000,000 shares of common stock.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

Aero Performance Products, Inc. (the “Company”) was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation. Along with the name change came a new management and ownership team. The intention of management is to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. In December of 2004 the Company changed its name to Franchise Capital Corporation. On January 21, 2008 the Company changed its name to Aero Performance Products, Inc. to more accurately reflect its current business of performance exhaust airflow technology, manufacturing and distributing the most technologically advance muffler on the market. The names “Aero Performance Products, Inc.”, "we", "our" and "us" used in this report refer to Aero Performance Products, Inc. The Company is headquartered outside of Salt Lake, Utah.

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

On October 4, 2007, Aero consummated a share exchange with Franchise Capital Corporation (“FCCN”), a publicly-held Nevada corporation, in a transaction that resulted in Aero becoming the successor issuer to FCCN for SEC reporting purposes.  As a result of the transaction, FCCN agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $4,458,519.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

Revenues

The Company reported revenues of $149,982 for the three months ended December 31, 2007 compared to $116,440 for the three months ended December 31, 2006.  The revenues were generated from the sale of the Company’s line of performance exhaust systems.  The increase in revenue is attributed to the implementation of a more aggressive sales strategy through new International distribution channels and an increased North American distribution network.

Operating Expenses

Operating expenses were $483,595 for the three months ended December 31, 2007 compared to operating expenses of $2,197,985 for the three months ended December 31, 2006.  Current period operating expenses consisted principally of $208,091 in administrative and professional fees, $45,657 in advertising and marketing expenses and $176,853 in salary and outside services expense. The prior period operating expenses consisted principally of $1,955,404 in advertising and marketing expenses, the majority of which related to the Company’s sponsorship of the Morgan McClure Motorsports NASCAR team and related NASCAR sponsorship.

Other Income/(Loss)

Other income/(loss) for the three months ended December 31, 2007 was ($353,354) as compared to ($289,781) for the three months ended December 31, 2006.  Current period loss consisted primarily of ($319,850) in settlement costs.

Net Loss

The Company incurred a net loss of $761,719 or $(0.0004) per share for the three months ended December 31, 2007, compared to a loss of $2,402,978 or $(0.0023) for the three months ended December 31, 2006.  The decrease in loss was primarily due to a decrease in advertising and marketing expenses of  $1,909,747.

Six months ended December 31, 2007 compared to six months ended December 31, 2006.

Revenues

The Company reported revenues of $319,208 for the six months ended December 31, 2007 compared to $282,618 for the six months ended December 31, 2006.  The revenues were generated from the sale of the Company’s line of performance exhaust systems.  The increase in revenue is attributed to the implementation of a more aggressive sales strategy through new International distribution channels and an increased North American distribution network.

Operating Expenses

Operating expenses were $886,743 for the six months ended December 31, 2007 compared to operating expenses of $3,163,979 for the six months ended December 31, 2006.  Current period operating expenses consisted principally of $341,510 in administrative and professional fees, $128,322 in advertising and marketing expenses and $304,994 in salary and outside services expense. Prior period operating expenses consisted principally of $2,704,347 in advertising and marketing expenses, the majority of which related to the Company’s sponsorship of the Morgan McClure Motorsports NASCAR team and related NASCAR sponsorship.

Other Income/(Loss)

Other income/(loss) for the six months ended December 31, 2007 was ($353,354) as compared to ($324,514) for the six months ended December 31, 2007.  Current period loss consisted primarily of $319,850 in settlement costs associated with the value of shares of common stock issued to satisfy delinquent payables, whereas prior period loss resulted from interest expense on debt that was converted into common stock on October 4, 2007.

Net Loss

The Company incurred a net loss of $1,112,545 or $(0.0008) per share for the six months ended December 31, 2007, compared to a loss of $3,292,227 or $(0.0032) for the six months ended December 31, 2006.  The decrease in loss was primarily due to a decrease in advertising and marketing expenses of $2,576,025.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2007 the Company had $1,988,837 in current liabilities and $437,446 in current assets.  As of December 31, 2007, the Company has a note payable in the amount of $750,000 payable on demand and bearing interest at twelve percent (12%) annum.   In addition, the Company has a note payable in the amount of $194,063 payable on demand and bearing interest at the rate of eight percent (8%) per annum. The Company has accumulated $19,707,569 of net operating losses through December 31, 2007 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that the share exchange with Aero Exhaust will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2007, the Company issued 600,000,000 shares of common stock to the shareholders of Franchise Capital Corporation “FCCN” as part of a share exchange under which Aero became the successor issuer to FCCN.  Under the terms of the share exchange, a commercial revolving credit line in the amount of $1,870,000 payable to Franchise Capital Corporation was eliminated as partial consideration for the shares issued.

The Company previously had a note payable to Morgan McClure Motorsports (“MMM”) for prior advertising and promotion associated with the Company’s sponsorship of the MMM race team in the amount of $2,613,411.  On October 4, 2007, the note was converted into 117,815,306 shares of restricted common stock.

The Company had a note payable of $244,925 to one of the Company’s former directors.  The note bore interest at the rate of 15% per annum and was past due.   On October 4, 2007 the note was converted, together with accrued interest of $170,475 into 41,540,000 shares of restricted common stock.

The Company had notes payable totaling $345,000 to unrelated parties.  The notes were past due and bore interest at 12% per annum.  On October 4, 2007, the notes were converted, together with accrued interest of $66,667 into 41,166,774 shares of restricted common stock.

On October 4, 2007, the Company converted $891,128 of loan principle owed to a third party, plus accrued interest of $448,319, into 133,944,727 shares of restricted common stock, leaving a principle balance due of $750,000.

On November 7, 2007, the Company agreed to a court-ordered settlement for payment on services previously rendered by a director of the Company valued at $80,000.  The director had previously sold the services contract to a third party who then sought payment and brought an action against the Company in the 12th Circuit Court in Sarasota, Florida.  Under the terms of the settlement, the Company issued a total of 72,700,000 shares of common stock.  As a result, the Company recorded settlement costs of $318,850 which represented the difference between the fair value of the shares issued and the value of the debt obligation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*
3.3	Amendment to the Articles of Incorporation dated January 21, 2008	***
14	Code of Ethics adopted December 23, 2004	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	****
99(i)	Audit Committee Charter adopted December 23, 2004	**

* Incorporated by reference from Aero Performance Products, Inc.'s Registration Statement on Form SB-2 filed on October 29, 2001.

** Incorporated by reference from Aero Performance Products, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 filed on June 7, 2007.

*** Incorporated by reference from Aero Performance Products, Inc.’s Current Report on Form 8-K filed on January 23, 2008.

****Filed herewith.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2008
/s/ Bryan Hunsaker
Bryan Hunsaker
Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bryan Hunsaker, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Aero Performance Products, Inc.;

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

Date: February 13, 2008	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane Traveller, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Aero Performance Products, Inc.;

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

Date: February 13, 2008	By: /s/ Shane Traveller Shane Traveller, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Executive Officer February 13, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shane Traveller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Shane Traveller Shane Traveller Chief Financial Officer February 13, 2008