Form 10QSB
period 2008-03-31
AERO PERFORMANCE PRODUCTS, INC.
filed 2008-05-15
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008	Commission File Number 000-50127
AERO PERFORMANCE PRODUCTS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
10288 S. Jordan Gateway Suite F South Jordan, Utah 84095
(Address of principal executive offices)
(801) 495-0882 Issuer's telephone number, including area code N/A (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No[ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No[ X ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 10, 2008
Common Stock, $0.0001 par value	2,103,457,804 shares

Transitional Small Business Disclosure Format (check one):  Yes [  ] No[ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AERO PERFORMANCE PRODUCTS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

Aero Performance Products, Inc.
Consolidated Balance Sheet
March 31,
2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	41,950
Accounts Receivable, net	213,528
Inventory	151,031
Prepaid Expenses	862,500
Total Current Assets	1,269,009

OTHER ASSTS:
Fixed Assets, net	111,180
Other assets	11,040
Total Other Assets	122,220

TOTAL ASSETS	$1,391,229

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable, current portion	$1,845,345
Accounts payable and accrued expenses	1,445,599
Total Current Liabilities	3,290,944

TOTAL LIABILITIES	3,290,944

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 2,023,457,804 Shares Issued and Outstanding	202,346
Paid-in capital	18,730,663
Accumulated deficit	(20,832,724)
Total Stockholders' Equity	(1,899,715)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,391,229

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc.
Consolidated Statements of Operations
	For the Nine Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
INCOME:
Sales	$567,387	$521,062	$249,717	$238,144
Cost of Sales	(526,576)	(233,381)	(305,825)	(105,946)
Gross Income	40,811	287,681	(56,108)	132,498

EXPENSES:

Outside Services	351,857	216,008	67,181	94,495
Advertising and Marketing expense	444,384	2,591,453	315,792	636,049
Professional & Legal	115,672	63,973	24,685	22,410
Rent	81,999	51,800	32,127	16,220
Salaries	237,891	247,584	70,467	74,705
G&A expenses	160,215	132,798	51,381	80,406
Total Expenses	1,392,018	3,303,616	561,633	924,285

LOSS FROM OPERATIONS	(1,351,207)	(3,015,935)	(617,741)	(791,787)

OTHER INCOME (EXPENSE)

Interest expense	(78,984)	(338,185)	(47,000)	(48,404)
Settlement costs	(510,404)	-	(218,937)	-
			-
NET LOSS	$(1,940,595)	$(3,354,120)	$(883,678)	$(840,191)

WEIGHTED AVERAGE SHARES	1,726,812,978	1,020,717,247	1,908,457,804	1,024,167,308

NET LOSS PER SHARE	(0.0011)	(0.0033)	(0.0005)	(0.0008)

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,940,595)	$(3,354,120)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	1,696	7,000
Common stock issued for services	545,321	-
Amortization of Prepaid	336,658	1,306,705
Settlement costs	510,404	-
Increase in Accounts Receivable	(35,440)	(44,077)
Increase in Prepaid Expenses	(862,500)	-
Decrease in Inventory	109,517	27,044
Increase in Other Assets	(11,040)	-
Increase in accounts payable and accrued liabilities	727,711	183,445
Net Cash Used by Operating Activities	(618,268)	(1,874,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,850)	-
Net Cash Used by Investing Activities	(3,850)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	248,670
Proceeds from issuance of short-term debt	620,345	1,672,947
Net Cash Provided by Financing Activities	620,345	1,921,617

INCREASE IN CASH AND EQUIVALENTS	(1,773)	47,614

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	40,177	(4,396)

CASH AND EQUIVALENTS, END OF PERIOD	$ 38,404	$43,218

Non-Cash Financing Activities:
Common stock issued for debt and accrued interest	$ 7,154,773	$-
Common stock issued for settlement of past due payable	$ 80,000	$-
Note payable recorded for return of stock	$ 475,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2008

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2008 the Company had a retained deficit of $20,832,724.  This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to improve the Company’s liquidity, the Company has entered into a merger agreement with a public company.  There can be no assurance that the Company will be successful in its continuing efforts to secure additional equity financing. If operations and cash flows improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Note 3 – Prepaid Expenses

Prepaid expenses include amounts owed for annual celebrity endorsement and branding rights.  The Company has long-term branding and endorsement contracts that require annual payments.  The obligations are recorded as prepaid expenses and amortized over twelve months.  Where payment is not yet due on contracts, the obligation is recorded in Accounts Payable and Accrued Expenses.  As of March 31, 2008, there was $1,150,000 recorded in payables associated with these obligations.

Note 4 – Notes Payable

As of March 31, 2008, notes payable consisted of the following:

Note payable to in the amount of $750,000 and bearing interest at the rate of 12% per annum.  The note is past due; however, no demand for payment has been made.

Notes payable of $384,249 to third parties were issued in March, 2008.  The notes bear interest at the rate of 8% per annum and are due six months from the date of issuance.  The Company has the right to convert the notes into common stock of the company at a discount of 30% off the closing bid price on the date of conversion.

Notes payable of $11,250 to two third party individuals.  The notes are due on demand and bear interest at the rate of eight percent (8%) per annum.

Note payable of $224,846 to Bryan Hunsaker, the Company’s chief executive officer, due March 31, 2008 and bearing interest at the rate of eight percent (8%) per annum.  The note stems from the recording of unpaid salary and bonuses from 2002 through December 31, 2007.

Note payable of $475,000 to a former shareholder of the Company.  The Company previously agreed to reimburse the individual for all capital contributions made to the Company in exchange for the return of all shares of stock held, which was done in prior periods.  The note is due July 31, 2008 and bears interest at the rate of 6% per annum.

Included in accounts payable and accrued expenses is accrued interest of $64,000.

Note 5 – Capital Stock

On January 10, 2008, the Company agreed to a court-ordered settlement for payment on a past due note payable in the amount of $194, 063, plus accrued interest, to a third party.   Under the terms of the settlement, the Company must issue a total of 310,000,000 shares of common stock.  As a result, the Company recorded settlement costs of $218,937 which represented the difference between the fair value of the shares on the date of the court order and the value of the debt obligation plus accrued interest.  As of March 31, 2008, the Company had issued a total of 230 million shares of the obligation.  The remaining 80 million shares were issued in April 2008.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

Aero Performance Products, Inc. (the “Company”) was formed as a Nevada corporation on July 6, 2001 under the name Cortex Systems, Inc. They were originally a development stage company that intended to establish memory clinics in several different locations in North America. Unfortunately, the Company was unable to successfully execute its business plan. In July of 2003, the Company changed its name to BGR Corporation. Along with the name change came a new management and ownership team. The intention of management was to acquire new innovative fast-casual restaurant concepts, develop them into a profitable working design, and franchise them across the country. In December of 2004 the Company changed its name to Franchise Capital Corporation. In October 2007, the Company consummated a share exchange with Aero Exhaust, Inc. (see below).  On January 21, 2008 the Company changed its name to Aero Performance Products, Inc. to more accurately reflect its current business of performance exhaust airflow technology, manufacturing and distributing the most technologically advance muffler on the market. The names “Aero Performance Products, Inc.”, "we", "our" and "us" used in this report refer to Aero Performance Products, Inc. The Company is headquartered outside of Salt Lake, Utah.

On October 4, 2007, Aero consummated a share exchange with Franchise Capital Corporation (“FCCN”), a publicly-held Nevada corporation, in a transaction that resulted in Aero becoming the successor issuer to FCCN for SEC reporting purposes.  As a result of the transaction, FCCN agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt and accrued interest of $4,458,519.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

On October 4, 2007, the Company accepted the resignations of Steven Peacock as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, Robert McCoy as the Company’s Chairman of the Board of Directors, James Bickel as a member of the Board of Directors and Gary Nerison as a member of the Board of Directors. These resignations are in connection with the consummation of the Share Exchange Agreement with Aero and the appointment of new directors do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.  None of these directors served on any subcommittees of the Board of Directors.  Effective as of the same date the Company elected and appointed Bryan Hunsaker as Chairman and Chief Executive Officer of the Company, Shane Traveller as Interim Chief Financial Officer and Secretary, and Robert McMichael as a Director.  In April 2008, Mr. Traveller resigned as Interim Chief Financial Officer for personal reasons and Bryan Hunsaker was appointed Interim Chief Financial Officer while the Company seeks to fill the Chief Financial Officer position.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenues

The Company reported revenues of $249,717 for the three months ended March 31, 2008 compared to $238,144 for the three months ended March 31, 2007.  Sales were relatively flat owing to the Company’s shortage of inventory during the 2008 quarter.  Gross income for the 2008 quarter was ($56,108) compared to $132,498 for comparable sales in the prior year.  The decrease in margin is related to inventory shortage.  In order to meet increased demand from new customers, the Company was forced to use a combination of costly air freighting product in from the China factory and repurchasing product from certain customers that had surplus inventory.  The Company believed that making every effort to supply the customer, even at a reduced or inverted margin was prudent to avoid alienating customers during a critical growth period for the Company.  The Company believes the short term loss will ultimately be felt as a long term benefit in retaining strong relationships with its core customers.

Operating Expenses

Operating expenses were $561,633 for the three months ended March 31, 2008 compared to operating expenses of $924,285 for the three months ended March 31, 2007.  Current period operating expenses consisted principally of $315,792 in advertising and marketing expenses compared to $636,049 from the prior year quarter.  The reduction on advertising and marketing relates to the Company’s ceasing to sponsor the Morgan McClure Motorsports NASCAR team after the 2007 year.  Remaining marketing and advertising expenses consist of marketing materials and amortization of NASCAR licensing and Rusty Wallace endorsement fees.  A core focus of the Company is to reduce the Operating Expenses during the growth phase allowing more capital to be contributed to increased supply.  The effects of the reduced Operating Expenses should be felt in the coming quarters.

Other Income/Expense

Other income/expense for the three months ended March 31, 2008 consisted primarily of $218,937 in settlement costs associated with recording the fair value of stock to be issued under a court ordered settlement.

Net Loss

The Company incurred a net loss of $883,678 or $(0.0005) per share for the three months ended March 31, 2008, compared to a loss of $840,191 or $(0.0008) for the three months ended March 31, 2007.  The increased loss was primarily due to a decrease in gross margin resulting from the Company’s need to air freight inventory and repurchase product to satisfy an inventory shortage. The Company believes the short term loss will ultimately be felt as a long term benefit in retaining strong relationships with its core customers.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007.

Revenues

The Company reported revenues of $567,387 for the nine months ended March 31, 2008 compared to $521,062 for the nine months ended March 31, 2007.  The revenues were generated from sales of the Company’s line of performance exhaust systems.  Sales were relatively flat owing to the Company‘s shortage of inventory during the quarter ended March 31, 2008.  Gross income for the nine months ended March 31, 2008 quarter $40,811 compared to $287,681 for comparable sales in the prior year.  The decrease in margin is related to inventory shortage.  In order to meet increased demand from new customers, the Company was forced to use a combination of air freighting product in from the China factory and repurchasing product from certain customers that had surplus inventory.  The Company believed that making every effort to supply the customer, even at a reduced or inverted margin was prudent to avoid alienating customers during a critical growth period for the Company.  The Company believes the short term loss will ultimately be felt as a long term benefit in retaining strong relationships with its core customers.

Operating Expenses

Operating expenses were $1,392,018 for the nine months ended March 31, 2008 compared to operating expenses of $3,303,616 for the nine months ended March 31, 2007.  Current period operating expenses consisted principally of $357,886 in administrative and professional fees, $444,384 in advertising and marketing expenses and $589,748 in salary and outside services expense. Prior period operating expenses consisted principally of $2,591,453 in advertising and marketing expenses, the majority of which related to the Company’s sponsorship of the Morgan McClure Motorsports NASCAR team, which was discontinued after the 2007 race year.  A core focus of the Company is to reduce the Operating Expenses during the growth phase allowing more capital to be contributed to increased supply.  The effects of the reduced Operating Expenses should be felt in the coming quarters.

Other Income/Expense

Other income/expense for the nine months ended March 31, 2008 included $510,404 in settlement costs associated with the value of shares of common stock issued to satisfy court ordered settlements on past due liabilities, and $78,984 in interest expenses.  Other expenses for the nine months ended March 31, 2007 consisted of $338,185 in interest expense.  The reduction in interest expense from 2007 to 2008 resulted from the conversion of $4,458,519 in debt and interest into common stock on October 4, 2007.

Net Loss

The Company incurred a net loss of $1,940,595 or $(0.0011) per share for the nine months ended March 31, 2008, compared to a loss of $3,354,120 or $(0.0033) for the nine months ended March 31, 2007.  The decrease in loss was primarily due to a decrease in advertising and marketing expenses of $2,147,069 resulting from ceasing the sponsorship of the Morgan McClure Motorsports NASCAR team, offset settlement costs of $510,404 in 2008 and a reduction in interest expense of $259,201.  The Company believes the short term loss will ultimately be felt as a long term benefit in retaining strong relationships with its core customers.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity.  As of March 31, 2008 the Company had $3,290,944 in current liabilities and $1,269,009 in current assets.  As of March 31, 2008, the Company has a note payable in the amount of $750,000 payable on demand and bearing interest at twelve percent (12%) annum.  The Company has accumulated $20,832,724 of net operating losses through March 31, 2008 which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that recent reductions in operating overhead combined with increasing demand for the Company’s products will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 3.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 3A(T). Controls and Procedures

Evaluation of and Report on Internal Control over Financial Reporting

The management of Aero Performance Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued a total of 230,000,000 shares of unregistered common stock under a court ordered settlement pursuant to Section 3(a)10 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

On January 7, 2008, a Special Meeting of the Company’s shareholders was held where the following action was taken by a majority vote of shareholders:

To amend the Company's Articles of Incorporation to change the name of the corporation to AERO PERFORMANCE PRODUCTS, INC.

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

Dated: May 15, 2008
/s/ Bryan Hunsaker
Bryan Hunsaker
Chief Executive Officer Interim Chief Financial Officer

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

Date: May 15, 2008	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Executive Officer

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

Date: May 15, 2008	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Executive Officer May 15, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Financial Officer May 15, 2008