Form 10KSB
period 2008-06-30
AERO PERFORMANCE PRODUCTS, INC.
filed 2008-10-24
CIK 1160598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended June 30, 2008

Commission File Number: 000-26887

Aero Performance Products, Inc.

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

10288 S. Jordan Gateway #F, South Jordan, UT 84095

(Address of principal executive offices)

(801)495-0882

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

Issuer's revenues for its most recent fiscal year: $810,240.00

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock at October 2, 2008 was $1,331,675, based on the last sale price of $0.0006 as reported on the Over-the-Counter Bulletin Board (OTCBB).

The Registrant had 2,219,457,804 shares of common stock, $0.0001 par value, outstanding as of October 2, 2008.

AERO PERFORMANCE PRODUCTS, INC.

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

ITEM 1.

DESCRIPTION OF BUSINESS

Aero Performance Products, Inc. (the “Company”) a Nevada corporation, was incorporated on July 6, 2001. The Company was formerly named Cortex Systems, Inc.  In December of 2004 the Company changed its name to Franchise Capital Corporation, to more accurately reflect its business of developing and franchising casual dining restaurants. The Company acquired the rights to four franchise concepts.  Effective December 24, 2004, the Company became as an internally managed, closed end investment company electing to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

On January 12, 2007, the Company executed a definitive share exchange agreement with TTR HP, Inc. (dba “Aero Exhaust, Inc.”) pursuant to which the Company agreed to exchange shares of its common stock to acquire 100% of the total issued and outstanding stock of Aero.  Aero was incorporated in the State of Nevada in 1999 and designs and manufactures highly efficient, technologically superior vehicle exhaust systems for the automotive aftermarket.  The Company is headquartered outside of Salt Lake City, Utah.

On October 4, 2007, Aero consummated the share exchange with Franchise Capital Corporation.  As a result of the transaction, FCCN agreed to issue a total of 1,119,636,659 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $6,406,646.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

At the Special Meeting of Stockholders of Franchise Capital Corporation held on January 7, 2008, a majority of the Company’s stockholders approved the Amendment to the Articles of Incorporation which changed the Company’s name to Aero Performance Products, Inc.  In connection with the change in the Company’s name, effective January 24, 2008 the Company’s common stock commenced trading under the ticker symbol “AERP.”

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

Changes in our corporate structure

On October 4, 2007, the Company consummated a share exchange with Aero Exhaust, Inc.  As a result of the transaction, FCCN agreed to issue a total of 1,119,636,659 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $6,406,646.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been accounted as shares issued by Aero.

Employees

During the fiscal year ended June 30, 2008, the Company had five full time employees, who served in sales and operations positions, and six contractors serving in sales and management.  Manufacture of the Company’s products is presently done under contract by third party manufacturers.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company presently maintains it offices at 10288 S. Jordan Gateway #F, South Jordan, Utah. The contract term is month to month.  The Company also has warehouse space in Bluffdale, Utah and intends to relocate its offices to this facility in the near term.  The warehouse facility is leased under a three year terms that expires 2011.  Management believes that its current facilities are adequate for its current and foreseeable needs.

ITEM 3.

LEGAL PROCEEDINGS

 Global Outdoor Services filed a complaint against the Company on June 30, 2008 owing to past due invoices.  Subsequent to June 30, 2008, the Company made payment arrangements with Global Outdoor Services and payments are ongoing.

A complaint was filed on July 3, 2008 by a partner of Xtreme Grafix who is suing the other two partners in Xtreme Grafix for misappropriation of funds.  TTR-HP was named as co-defendant as part of the action on the basis that the Plaintiff did not receive his allotted portion of the payment made by TTR-HP.  TTR-HP believes that it has paid the principals for work performed and any issues are between the Plaintiff and the other partners. The Company strongly believes that it does not have any liability and intends to vigorously defend itself under the belief that the case against TTR-HP should be released with prejudice.

A complaint was filed in Wisconsin state court on August 26, 2008 by a customer of TTR-HP, Don Doolittle, for $70,000.  Mr. Doolittle’s complaint alleges he purchased product from TTR-HP in 2005, was unable to resell the product, and now wants TTR-HP to purchase the product back.  TTR-HP has offered to purchase the product back from Doolittle at cost but Doolittle wants TTR-HP to pay him full retail price, which is more than double the original price paid in 2005.  The Company believes that the case is without merit and intends to defend itself vigorously.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Stockholders of Franchise Capital Corporation held on January 7, 2008, a majority of the Company’s stockholders approved the Amendment to the Articles of Incorporation which changed the Company’s name to Aero Performance Products, Inc.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “AERP”. The following table sets forth the trading history of the Common Stock on the pink sheets for each quarter since July 1, 2006 through June 30, 2008, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
6/30/2006	0.005	0.004	0.005
9/30/2006	0.004	0.004	0.004
12/31/2006	0.007	0.005	0.006
3/31/2007	0.026	0.019	0.023
6/30/2007	0.015	0.013	0.014
9/30/2007	0.035	0.005	0.03
12/31/2007	0.027	0.0022	0.0029
3/31/2008	0.0045	0.0007	0.0008
6/30/2008	0.0028	0.0006	0.0012

Holders of record

As of June 30, 2008 there were approximately 239 holders of record of the Company’s common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  Among the information provided was the fact that the securities issued were restricted securities.  No commissions were paid in connection with the transactions described below unless specifically noted.  Share issuances prior to October 4, 2007 represent the shares issued by TTR-HP.  All stock issuances have been adjusted to reflect the 84:1 exchange ratio resulting from the shares exchange between TTR-HP and Franchise Capital.

During the year ended June 30, 2007, the Company issued a total of 63,991,200 shares of restricted common stock for services valued at $208,800.

During the year ended June 30, 2008, the Company had the following unregistered stock issuances:

•

566,314,129 restricted shares were issued in the share exchange with Franchise Capital Corp.

•

383,322,530 restricted shares were issued to retire debt and interest obligations totaling $6,406,646 at the time of the share exchange.

•

393,700,000 shares were issued under court-ordered debt settlements totaling $274,063 pursuant to Section 3(a)10 of the Securities Act of 1933.

As of October 2, 2008, the Company had 2,219,457,804 shares of common stock outstanding.

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

On October 4, 2007, Aero consummated the share exchange with Franchise Capital Corporation.  As a result of the transaction, FCCN agreed to issue a total of 1,119,636,659 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $6,406,646.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

At the Special Meeting of Stockholders of Franchise Capital Corporation held on January 7, 2008, a majority of the Company’s stockholders approved the Amendment to the Articles of Incorporation which changed the Company’s name to Aero Performance Products, Inc.  In connection with the change in the Company’s name, effective January 24, 2008 the Company’s common stock commenced trading under the ticker symbol “AERP.”

Aero designs and manufactures performance exhaust systems for both street and race applications.  Aero Exhaust has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers. Aero Exhaust mufflers are an exclusive National Association for Stock Car Auto Racing (NASCAR) Performance product and carry the NASCAR brand on product, packaging and related media.  The Company intends to continue developing distribution outlets for its exhaust products and growing sales through increased market share.  In addition, the Company perceives the need to increase its product offering in the way of muffler “kits” that include, in addition to the muffler, exhaust tubing and mounting hardware specific to individual vehicle make and model.  Coupled with this product expansion, the Company intends to eventually bring aspects of its manufacture “in house” to avoid costly shipping delays and tied-up capital from sourcing product overseas.  Management believes that both of these objectives can be accomplished through strategic acquisitions and partnerships which are being aggressively pursued.

It should be noted that the Company’s auditors expressed in their audit opinion letter that there is substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2008 the Company had  $3,498,328 in current liabilities, which exceeded current assets by $3,197,536.  The Company has accumulated $22,247,420 of net operating losses through June 30, 2008, the majority of which resulted from the write off of goodwill associated with the share exchange with Franchise Capital, which may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs resulting from the share exchange agreement with Aero Exhaust.   In the event Aero does not sustain cash flow positive operations, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

For the year ended June 30, 2008 the Company had a net loss of $2,923,215 compared to a net loss of $4,134,606 for year ended June 30, 2007.  The current year loss includes marketing and advertising costs of $1,245,443, interest expense of $188,838, and settlement costs of $422,538 related to the issuance of stock under court ordered settlement of debt obligations.  The prior year net loss included $2,837,766 related to advertising and marketing, included costs associated with sponsoring the Morgan McClure Motorsports team and obtaining Nascar rights, and $591,393 in interest expense.  During the year ended June 30, 2008, the Company eliminated much of its debt obligations by converting debt into common stock at the time of the Share Exchange, resulting in lowered interest costs.  Also, the Company ended its sponsorship agreement with Morgan McClure and restructured its license agreement with Nascar, both of which helped reduce overall operating costs.

Revenues for the year ended June 30, 2008 were $810, 240 compared to revenues of $726,098 for the prior year.  Gross profit was $363,162or 44%, for the 2008, compared to $476,705, or 66% for the year ended June 30, 2007.   Gross margin declined in 2008 due higher shipping costs incurred by air freighting product during the third and fourth quarters.  Commencing in December 2007, the Company experienced a product shortage that continued through June 2008 during a period of increasing demand.  The shortage was generated by the long product delivery cycle and the Company’s inability to pre-pay for product due to capital limitations.  Commencing late fourth quarter, the Company was able to resume regular product shipments and expects that margins will increase during the coming fiscal year.

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

Item 8A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-KSB, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 8A.(T). Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended June 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of June 30, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of October 2, 2008 are as follows:

Name	Position
Bryan Hunsaker(1)	Chief Executive and Interim Chief Financial Officer,
Chairman of the Board of Directors
Robert McMichael(2)	Director

(1)

Mr. Hunsaker was appointed Chief Executive Officer and Chairman of the Board of Directors on October 4, 2007 in connection with the Share Exchange Agreement, and was named Interim Chief Financial Officer on April 11, 2008 to fill the vacancy created by the resignation of Shane Traveller.

(2)

Mr. McMichael was appointed a member of the Board of Directors on October 4, 2007 at the time of the Share Exchange Agreement to fill the vacancy created by the resignation of Gary Nerison.

The business experience of each of the persons listed above is as follows:

Bryan Hunsaker, Chief Executive Officer, Chairman of the Board of Directors, and Interim Chief Financial Officer –

Mr. Hunsaker has served as chairman and chief executive officer of Aero Exhaust, Inc. since 2002.  In that capacity, he negotiated and executed a multi year contract with NASCAR legend Rusty Wallace for the endorsement of the Aero product.  Mr. Hunsaker negotiated and executed a multi-year contract for Aero Exhaust to serve as primary sponsor of the Morgan-McClure Motorsports  #4 NEXTEL Cup team as well as negotiating and executing an extensive multi-year contract with NASCAR as an exclusive NASCAR Performance partner. During Mr. Hunsaker’s tenure with Aero Exhaust, he oversaw the reengineering of existing product lines and the development of multiple synergistic product lines.  He developed international manufacturing relationships and innovative manufacturing techniques for Aero Exhaust products.  Under his leadership, product manufacturing costs were reduced by 60%.   Mr. Hunsaker developed and implemented national media and advertising campaigns, which included television, print and other media.  Under Mr. Hunsaker’s direction, Aero Exhaust established a strong identity, purpose, and direction, as well as a national market presence.

Robert McMichael, Director –

Robert McMichael has over 15 years of communications, information technology and Internet industry experience.  He as been a communications and technology consultant to Fortune 50 companies, keynote speaker, guest lecturer at top MBA schools and was a pioneer introducing key products into the Application Service Provider (ASP), Voice Portal, and mobile communications industries.   Mr. McMichael has developed strategic relationships with industry-leading companies including, including Hewlett-Packard, Intel, IBM, EDS, Verizon, Sprint and Oracle to introduce next-generation services to wireless carriers.  Mr. McMichael continues to be retained by and consults with Fortune 1000 and micro-cap companies to develop acquisition, business development and executive strategies. Currently, Mr. McMichael is leading one of the most innovative communication companies in the country.  Mr. McMichael has served as a director since October 4, 2007.

 Meetings

During the year ended June 30, 2008 the Board of Directors met formally on six occasions.  Each incumbent Director attended all meetings of the Board of Directors.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended June 30, 2008 and 2007.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bryan Hunsaker, Chief Executive Officer and Chief Financial Officer	2008	$175,692(1)	$33,897	-0-	-0-	-0-	-0-	-0-	$209,589
	2007	$159,720(1)	$31,958	-0-	-0-	-0-	-0-	-0-	$191,678

(1)

Mr. Hunsaker deferred a total of $113,189 in compensation for 2008 and $95,278 for 2007 due to the Company’s cash flow needs.  This combined amount was recorded as a Note Payable (See Note 3 in the accompanying financial statements).

Employment Contract

The Company does not currently have any employment agreements in place.

Director Compensation

The following table contains compensation data for our board of directors for the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert McMichael	$12,000	1,000,000	-0-	-0-	-0-	-0-	$12,000
Bryan Hunsaker	$12,000	1,000,000	-0-	-0-	-0-	-0-	$12,000

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

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Aero Performance Products with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2008, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 2, 2008 the beneficial ownership of the Company’s common stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.  All addresses are 10288 S. Jordan Gateway #F, South Jordan, UT 84095, unless otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)
Common, $.0001 par value	Bryan Hunsaker, Chairman, Chief Executive Officer and Interim Chief Financial Officer	21,319,017	0.96%
Common, $.0001 par value	Robert McMichael, Director	29,453,827	1.33%

Common, $.0001 par value	David K. Richards 3488 S. Little Farm Rd. Holliday, Utah	166,343,938(2)	7.49%
Common, $.0001 par value	Morgan McClure Motorsports 26502 Newbanks Rd. Abington, Virginia	117,815,306	5.31%
Total for all directors and executive officers (2 persons)		50,772,844	2.29%
Total Held by Officers, Directors and Beneficial Owners:		334,882,088	15.09

1)

Percentages based on 2,219,457,804 shares of common stock issued and outstanding as of October 2, 2008.

2)

Includes 16,830,759 shares held by immediate family members of Mr. Richards and 15,568,452 held in trust.

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

The Company previously owed $194,000 to Bryan Hunsaker, Chief Executive Officer and Chairman of the Board of Directors, relating to accrued salary and benefits.  On July 10, 2005, the past due salary was converted into a note payable which bears interest at the rate of 8% per annum and was due and payable July 10, 2006.  On January 2, 2008, the note was assigned by Mr. Hunsaker to a third party.

ITEM 13.       EXHIBITS

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Bylaws	*
21	List of subsidiaries	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

* Incorporated by reference from Franchise Capital Corporation's Registration Statement on Form SB-2 filed on October 29, 2001.

** Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for the professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Forms 10-K for fiscal 2008  were approximately $17,500.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2008 and 2007 were $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AERO PERFORMANCE PRODUCTS, INC.

By:/s/Bryan Hunsaker Bryan Hunsaker Chief Executive Officer

Dated: October 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bryan Hunsaker
Bryan Hunsaker	Chairman of the Board of Directors	October 17, 2008

/s/ Robert McMichael
Robert McMichael	Director	October 17, 2008

AERO PERFORMANCE PRODUCTS, INC.

FINANCIAL STATEMENTS

June 30, 2008

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Aero Performance Products, Inc.

We have audited the accompanying consolidated balance sheet of Aero Performance Products, Inc. as of June 30, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company  as at June 30, 2008 and 2007  and the results of its’ operations and its’ stockholders equity and cash flows for the years then  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred material losses, has negative equity, negative working capital and is in default of many of its loan agreements. These items, among others, raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC

Dated October 23, 2008

Aero Performance Products, Inc.
Consolidated Balance Sheet
June 30, 2008
(Audited)
ASSETS

CURRENT ASSETS:
Accounts Receivable, net of allowance of $60,000	$85,785
Inventory	215,007
-
Total Current Assets	300,792

OTHER ASSTS:
Fixed Assets, net	31,168
Intangible Assets-net	77,257
Total Other Assets	108,425
TOTAL ASSETS	$409,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$7,310
Accounts payable and accrued expenses	1,510,494
Accrued Interest	171,078
Accrued Derivative Liability	115,365
Notes Payable	1,694,081

TOTAL LIABILITIES	3,498,328

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 2,104,878,822 Shares Issued and Outstanding	210,488
Paid-in capital	18,947,821
Accumulated deficit	(22,247,420)
Total Stockholders' Equity (Deficit)	(3,089,111)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,217

The accompanying notes are an integral part of these consolidated financial statements

Aero Performance Products, Inc.
Consolidated Statements of Operations

	For the Year Ended June 30
	2008	2007
INCOME:
Sales	$810,240	$726,098
Cost of Sales	(447,078)	(249,393)
Gross Income	363,162	476,705

EXPENSES:
Outside Services	325,635	334,748
Advertising and Marketing expense	1,245,443	2,837,766
Professional & Legal	83,857	74,060
Rent	121,820	71,573
Salaries	327,960	324,004
G&A expenses	454,921	377,767
Total Expenses	2,559,636	4,019,918

LOSS FROM OPERATIONS	(2,196,474)	(3,543,213)
OTHER INCOME (EXPENSE)
Derivative Expense	(115,365)	-
Interest expense	(188,838)	(591,393)
Settlement costs	(422,538)	-
NET LOSS	$(2,923,215)	$(4,134,606)

WEIGHTED AVERAGE SHARES	1,488,175,812	528,967,570

NET LOSS PER SHARE	(0.0019)	(0.0078)

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc. Statements of Stockholders' Deficit
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit
Balance, June 30, 2006	665,543,311	66,554	821,969	(15,189,599)
Shares issued for rendered	63,991,200	6,399	202,401	-
Net loss for year ended June 30, 2007	-	-	-	(4,134,606)
Balance, June 30, 2007	729,534,511	72,953	11,024,370	(19,324,205)
Shares issued for acquisition of Franchise Capital Corp.	566,314,129	56,631	-	-
Shares isssued for services rendered	31,660,000	3,166	542,155	-
Shares issued on exercise of warrants	347,652	35	347,617	-
Shares issued in exchange for debt	383,322,530	38,332	6,368,314	-
Shares issued on settlement of debt	393,700,000	39,370	665,365	-
Net loss for year ended June 30, 2008	-	-	-	(2,923,215)
Balance, June 30, 2008	2,104,878,822	$210,488	$18,947,821	$(22,247,420)

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc.
Consolidated Statements of Cash Flows
	For the Year Ended
	June 30	June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (2,923,215)	$ (4,134,606)
Adjustments to reconcile net loss to net cash used
by operating activities: Derivative Liability	115,365	-
Depreciation	20,040	9,200
Shares issued	949,604	1,306,705
Settlement costs	-	-
Decrease (increase) in Accounts Receivable	92,303	(62,707)
Decrease in Inventory	45,541	-
Increase (Decrease) in Accrued interest	(635,232)	30,167
Increase in accounts payable and accrued liabilities	380,486	183,445
Net Cash Used by Operating Activities	(1,955,108)	(2,667,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(19,440)	-
Net Cash Used by Investing Activities	(19,440)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Notes Payable	(5,184,320)	-
Common stock issued debt	7,111,381	208,800
Bank overdraft	7,310	4,396
Proceeds from issuance of debt	-	2,494,777
Net Cash Provided by Financing Activities	1,934,371	2,707,973

INCREASE IN CASH AND EQUIVALENTS	(40,177)	40,177

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	40,177	-

CASH AND EQUIVALENTS, END OF PERIOD	$ -	$ 40,177

Non-Cash Financing Activities:
Common stock issued for debt and services	8,060,985	208,800
Interest Paid	-	-
	-	-

The accompanying notes are an integral part of these consolidated financial statements

AERO PERFORMANCE PRODUCTS, INC.

Notes to Consolidated Financial Statements

 June 30, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Aero Performance Products Inc. (“Aero” or the “Company”), formerly Franchise Capital Corporation, a Nevada corporation, was incorporated on July 6, 2001.  Effective December 24, 2004, the Company became as an internally managed, closed end investment company electing to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

On October 4, 2007, Aero consummated a share exchange with Franchise Capital Corporation (“FCCN”), a publicly-held Nevada corporation.   As a result of the transaction, FCCN agreed to issue a total of 1,119,636,659 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $6,406,646.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

 Aero designs and manufactures performance exhaust systems for both street and race applications.  Aero Exhaust has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers.  Aero Exhaust mufflers are an exclusive National Association for Stock Car Auto Racing (NASCAR) Performance product and carry the NASCAR brand on product, packaging and related media.  The Company is headquartered outside of Salt Lake City, Utah.

Going Concern    - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies, has defaulted on several loan agreements and has working capital deficit at June 30, 2008 of $3,197,536  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements represent the consolidated operations of Aero Performance Products, Inc., formerly Franchise Capital Corporation, and TTR-HP, Inc. (DBA Aero Exhaust), its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented is that of Aero exclusive of FCCN operations.

Cash and Cash Equivalents – Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable-The Company recognizes a receivable upon shipment of its product and reviews the accounts periodically for potential write offs. The Company has established a reserve of $60,000 for doubtful collections.

Inventory-Inventory consists of finished product and parts valued under the FIFO method using the  lower of cost or market pricing module.

Revenue Recognition – The Company recognizes revenue upon shipment of its product, which essentially are transportation mufflers and related parts..

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

Income (Loss) Per Common Share – Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period.  .

Property and Equipment and Intangible Asset – Consists primarily of office equipment and furnishings and patent costs and is generally stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years for fixed assets and 20 years for patents.  Depreciation and amortization  expense was $20,040 for the year ended June 30, 2008..

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

NOTE 3- FIXED ASSETS AND INTANGIBLE ASSETS

Fixed Assets consist of:

Furniture, Fixtures and Equipment	$ 89,642
Accumulated Depreciation	(58,474)
Net	$ 31,168

Intangible Assets consist of :

Patents	$ 95,434
Accumulated Amortization	(18,177)
Net	$ 77,257

NOTE 4 – NOTES PAYABLE

Notes payable at June 30, 2008 consisted of the following:

Note payable to two individuals, past due with interest at 8%	$11,250
Convertible note payable to a fund, interest at 8% convertible at a discount of 30% from the average stock price	219,000
Note payable to a corporation, past due with interest at 8%	188,831
Note payable to an individual due July 31, 2008 with interest at 6%	475,000
Convertible note to an individual with interest at 8% due August 22, 2008 Convertible at a 30% discount off the average stock price	50,000
Note Payable to an individual with interest at 15% due September 7, 2008	750,000
Total	$1,694,081

NOTE 5-DERIVATIVE LIABILITY

The Company is accounting for the conversion option in the Convertible Note of items 1 and 5 above, and the conversion price in the Securities Purchase Agreement and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.  The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of June 30, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of six months.

NOTE 6 - INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities.  Income taxes for the years ended June 30, consist of the following:

	2008	2007
Current tax provision (benefit)	0	0
Deferred tax provision (benefit)	0	0
Total income tax provision (benefit)	$ 0	$ 0

There was a deferred tax asset of $6,675,000 at June 30, 2008 relating primarily to net operating loss carryforwards of approximately$22,000,000. The deferred income tax asset is fully offset by a valuation allowance of $22,000,000.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the year ended June 30, 2008 the Company issued 1,375,344,311 shares of stock as follows:

On October 4, 2007, the Company issued 566,314,129 shares of restricted common stock under the Share Exchange Agreement with Franchise Capital Corp.  The value of the shares issued, over and above the net asset value of Aero, was recorded as goodwill and impaired.

On October 4, 2007, and in connection with the Share Exchange Agreement, the Company issued a total of 383,322,530 shares of common stock in exchange for debt and interest forgiveness of $6,406,646. Included in this amount is $1,750,000 in loans made from Franchise Capital to Aero which were forgiven as part of the share exchange.

During the year ended June 30, 2008, the Company issued 393,700,000 shares of common stock under court-ordered settlement of $282,197 in past due loans and interest.  In connection with the settlement, the Company recorded settlement costs of $422,538 representing the difference between the fair market value of the stock on the date of settlement and the amount of the obligation.

In October 2007, the Company issued 31,660,000 shares of common stock to third parties under an S-8 Registration for services valued at $545,321.

The Company also issued 347,652 shares on the exercise of warrants having a value of $347,652.

NOTE 8 - MAJOR VENDOR

Included in Accounts Payable is an amount to one vendor which represents approximately 73.8% of the total amount owing.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is obligated under one rental agreement for warehouse and office space totaling approximately 10,000 square feet ending in January 2011. Minimum future amounts per year under the agreement are as follows

Year end June 30, 2009	$59,400
Year End June 30, 2010	$59,400
Year End June 30, 2011	$34,650
Total	$153,450

Litigation:

The company is a defendant in three lawsuits arising out of the normal course of business. While the eventual outcome of litigation is hard to predict, the Company believes and has been advised that any settlement or result will not have a negative impact on it.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued a combined total of 116,000,000 shares of restricted common stock in satisfaction of debt obligations totaling $67,527.

Notes labeled 4, 5, and 6 in Note 4 were not satisfied and are in default.

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bryan Hunsaker, certify that:

(1)   I have reviewed this annual report on Form 10-K of Aero Performance Products, Inc.;

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

October 17, 2008	By: /s/ Bryan Hunsaker
Bryan Hunsaker, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER

I, Bryan Hunsaker, certify that:

(1)   I have reviewed this annual report on Form 10-K of Aero Performance Products, Inc.;

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

October 17, 2008	By: /s/ Bryan Hunsaker
Bryan Hunsaker, Interim Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aero Performance Products, Inc. (the “Company”) on Form 10-K for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bryan Hunsaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

October 17, 2008	By: /s/ Bryan Hunsaker
Bryan Hunsaker, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Aero Performance Products, Inc. (the “Company”) on Form 10-K for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bryan Hunsaker, Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

October 17, 2008	By: /s/ Bryan Hunsaker
Bryan Hunsaker, Interim Chief Financial Officer