Form 10-Q
period 2008-09-30
AERO PERFORMANCE PRODUCTS, INC.
filed 2008-11-19
CIK 1160598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-26887

AERO PERFORMANCE PRODUCTS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14553 S. 790 W. Suite B, Bluffdale, Utah 84065
(Address of principal executive offices)

(801) 495-0882

Issuer's telephone number, including area code

10288 S. Jordan Gateway Suite F, South Jordan, Utah 84095

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2008, the issuer had 2,344,457,804 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AERO PERFORMANCE PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

AERO PERFORMANCE PRODUCTS, INC
Consolidated Balance Sheet
September 30,
2008
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,953
Accounts receivable, net	68,664
Inventory	236,282
Total Current Assets	337,899
OTHER ASSETS:
Intangible Assets	76,065
Fixed Assets, net	26,686
Total Other Assets	102,751

TOTAL ASSETS	$440,650

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,570,336
Accrued interest	170,358
Accrued derivative liability	136,661
Notes Payable	1,802,914
Total Current Liabilities	3,680,269

TOTAL LIABILITIES	3,680,269

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 2,220,878,822 Shares Issued and Outstanding	222,088
Paid-in capital	19,003,748
Accumulated deficit	(22,465,455)
Total Stockholders' Equity (Deficit)	(3,239,619)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$440,650

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	September 30,	September 30,
	2008	2007

REVENUES
Revenues	$207,303	$ 168,626
Cost of goods sold	118,836	86,128
Gross margin	88,467	82,498

EXPENSES:
Outside services	68,792	44,231
Advertising and marketing	9,691	82,954
Professional and legal	19,552	101,104
Rent	23,042	25,325
Salaries	30,849	77,040
G&A expenses	82,069	102,248
Total Expenses	233,995	432,902

TOTAL LOSS	(145,528)	(350,404)
OTHER INCOME (EXPENSE)
Derivative Expense	(21,296)	-
Interest expense	(51,210)	(121,598)
NET INCOME (LOSS)	$(218,034)	$(472,002)

WEIGHTED AVERAGE SHARES	2,162,878,822	729,534,511

NET LOSS PER SHARE	$(0.0001	$ (0.0006)

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ 8,034)	$ (472,002)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	5,674	-
Derivative liability	21,296	-
Shares issued for debt	67,527	-
Decrease in accounts receivable	17,120	43,267
Increase in inventory	(21,275)	(55,708)
Increase in accounts payable and accrued liabilities	59,842	111,755
(Decrease) increase in accrued interest	(720)	121,598
Net Cash Used by Operating Activities	(68,570)	(251,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,849)
Net Cash Used by Investing Activities	-	(1,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(7,310)	-
Proceeds from issuance of notes payable/net	108,833	224,276
Net Cash Provided by Financing Activities	101,523	224,276

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	32,953	(28,663)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	56,511

CASH AND EQUIVALENTS, END OF PERIOD	32,953	27,848

Non-Cash Financing Activities:
Stock issued for extinguishment of debt	$ 67,527	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.

Notes to Consolidated Financial Statements

For The Period Ended September 30, 2008

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

On October 4, 2007, Aero consummated a share exchange with Franchise Capital Corporation (“FCCN”), a publicly-held Nevada corporation.   As a result of the transaction, FCCN agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of Aero common stock, representing 100% of the total issued and outstanding shares of Aero, and the satisfaction of Aero debt of $7,070,358.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of Aero exclusive of FCCN operations or assets.  The equity and share information presented is that of Aero and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by FCCN shareholders at the time of the share exchange have been treated as shares issued by Aero.

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

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies, has defaulted on several loan agreements and has working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty. .  These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2008 as filed on Form 10-KSB

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable- The Company recognizes a receivable upon shipment of its product and reviews the accounts periodically for potential write offs. The Company has established a reserve of $60,000 for doubtful collections.

Inventory- Inventory consists of finished product and parts valued under the FIFO method using the lower of cost or market pricing module.

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

Property and Equipment and Intangible Asset – Consists primarily of office equipment and furnishings and patent costs and is generally stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years for fixed assets and 20 years for patents.  Depreciation and amortization expense was $20,040 for the year ended June 30, 2008.

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

NOTE 3- FIXED ASSETS AND INTANGIBLE ASSETS

Fixed Assets consist of:
Furniture Fixture and Equipment	$ 89,642
Accumulated Depreciation	(62,956)
Net	$ 26,686

Intangible Assets consist of :
Patents	$ 95,434
Accumulated Amortization	(19,369)
Net	$ 76,065

NOTE 4 – NOTES PAYABLE

Notes payable at September 30, 2008 consisted of the following:

1. Note payable to two individuals, past due, interest at 6%	$ 23,250
2. Convertible note to a fund, converted at a 30% discount over the average market price, past due interest at 8%	201,509
3. Note payable to a corporation, 8% past due	138,831
4. Note payable to an individual, past due interest at 6%	475,000
5. Convertible note to an individual with interest at 8%, past due converted at a 30% discount to market	50,000
6. Note Payable to an individual with interest at 15%, past due	914,324
Total	$ 1,802,914

Accrued interest payable on the above at September 30, 2008 is $170,358.

NOTE 5 - DERIVATIVE LIABILITY

The Company is accounting for the conversion option in the Convertible Note of items 1 and 5 above, and the conversion price in the Securities Purchase Agreement and the associated warrants, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of September 30, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of six months.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2008 the company issued 116,000,000 shares of stock for a reduction in debt of $67,527

NOTE 7 -MAJOR VENDOR

Included in Accounts Payable is an amount to one vendor which represents approximately 73.8% of the total amount owing.

NOTE  8 -COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007

During the quarter ended September 30, 2008, the Company experienced a net loss of $218,034 compared to a net loss of $472,002 for the same period in 2007.  The primary reason for a decrease in loss is a result of lower legal costs of $19,552 compared to $101,104, lower marketing and advertising costs following the cessation of the Company’s Nascar team sponsorship of $9,691 compared to $82,954, and lower interest costs following the conversion of a significant portion of the Company’s debt into stock at the time of the share exchange on October 2, 2007 of $51,210 compared to $121,598.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2008 the Company had $3,680,269 in current liabilities and $339,899 in current assets.  The Company has accumulated $22,465,455 of net operating losses through September 30, 2008 which may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that the share exchange with Aero Exhaust will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitive Disclosures About Market Risk Related

Risk Related to our Business

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2008 fiscal year was $ 2,923,215 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Bryan Hunsaker, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Hunsaker.

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

Item 4. Controls and Procedures

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

Item 4(T). Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

None

Item 1. A.            Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, the Company issued a total of 116,000,000 shares of unregistered common stock under the following transactions:

-

38,000,000 shares were issued on the partial conversion of a note payable.   The shares were issued under Rule 144 of the Securities Act of 1933.  The subsequent resale of the stock resulted in a total of $17,527 reduction in the outstanding principle and interest owed on the obligation.  The difference between the fair value of the securities on the date of issuance and the amount of debt relieved was debited against derivative liability.

-

78,000,000 shares were issued as partial settlement of debt owed to a third party.  Under the terms of the settlement, the debt was reduced by $50,000.  The shares were issued under Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

As of September 30, 2008, the Company was in default on its loan obligation to a former shareholder.  The Company has reached an out of court settlement under which it is repaying the loan under structured monthly payments of $50,000.

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

Dated: November 13, 2008
/s/ Bryan Hunsaker
Bryan Hunsaker
Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bryan Hunsaker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Aero Performance Products, Inc.;

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

Date: November 13, 2008	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bryan Hunsaker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Aero Performance Products, Inc.;

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

Date: November 13, 2008	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Executive Officer November 13, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Financial Officer November 13, 2008