Form 10-Q
period 2008-12-31
AERO PERFORMANCE PRODUCTS, INC.
filed 2009-02-20
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2008	Commission File Number 000-26887
AERO PERFORMANCE PRODUCTS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14553 S. 790 W. Suite B Bluffdale, Utah 84065
(Address of principal executive offices)
(801) 495-0882 Issuer's telephone number, including area code

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No[ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at February 13, 2008
Common Stock, $0.0001 par value	2,595,878,822 shares

Transitional Small Business Disclosure Format (check one):  Yes [  ] No[ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AERO PERFORMANCE PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

AERO PERFORMANCE PRODUCTS, INC
Consolidated Balance Sheet
	December 31,	June 30,
	2008	2008
	(Unaudited)	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,187	$-
Accounts receivable, net	42,130	85,785
Inventory	212,978	215,007
Total Current Assets	278,295	300,792
OTHER ASSETS:
Intangible Assets	77,515	77,257
Fixed Assets, net	28,348	31,168
Total Other Assets	105,863	108,425

TOTAL ASSETS	$384,158	$409,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,583,139	$1,517,804
Accrued interest	69,968	171,078
Accrued derivative liability	136,661	115,365
Notes Payable	1,934,520	1,694,081
Total Current Liabilities	3,724,288	3,498,328

TOTAL LIABILITIES	3,724,288	3,498,328

STOCKHOLDERS' DEFICIT
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 2,420, 878,822 and 2,104,878,822 Shares Issued and Outstanding	242,088	210,488
Paid-in capital	19,053,748	18,947,821
Accumulated deficit	(22,635,966)	(22,247,420)
Total Stockholders' Deficit	(3,340,130)	(3,089,111)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$384,158	$409,217

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

INCOME:
Sales	$277,484	$319,208	$63,332	$149,982
Cost of Sales	(148,565)	(191,656)	(29,182)	(74,752)
Gross Income	128,919	127,552	34,150	75,230

EXPENSES:
Freight & Shipping	28,557	62,046	4,325	28,447
Outside Services	118,668	137,570	43,376	93,339
Advertising and Marketing expense	9,696	128,322	-	45,657
Professional & Legal	72,994	169,167	59,893	68,063
Rent	36,793	49,871	13,751	24,547
Salaries	65,462	167,424	34,613	83,514
G&A expenses	103,684	172,343	17,888	140,028
Total Expenses	435,854	886,743	173,846	483,595

LOSS FROM OPERATIONS	(306,935)	(759,191)	(139,696)	(408,365)

OTHER INCOME (EXPENSE)
Interest expense	(81,610)	(33,504)	(30,400)	(33,504)
Settlement costs	-	(319,850)	-	(319,850)

NET LOSS	$(388,545)	$(1,112,545)	$(170,096)	$(761,719)

WEIGHTED AVERAGE SHARES	2,241,878,822	1,424,973,708	2,320,878,822	1,744,991,137

NET LOSS PER SHARE	(0.00017)	(0.0008)	(0.00007)	(0.0004)

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(388,545)	(1,112,545)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	6,348	1,696
Derivative liability	21,296	-
Settlement costs	-	319,850
Decrease in accounts receivable	43,655	18,948
Increase in inventory	2,029	(1,282)
Decrease in accounts payable and accrued liabilities	72,645	(9,067)
(Decrease) increase in accrued interest	(101,110)	-
Net Cash Used by Operating Activities	(343,682)	(782,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,786)	(1,850)
Net Cash Used by Investing Activities	(3,786)	(1,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(7,310)
Common stock issued for services	-	545,321
Net proceeds from issuance of notes payable	377,965	218,125
Net Cash Provided by Financing Activities	370,655	763,446

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	23,187	(20,804)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	40,177

CASH AND EQUIVALENTS, END OF PERIOD	23,187	19,373

Non-Cash Financing Activities:
Common stock issued for debt and accrued interest	$ 137,527	$6,960,773
Common stock issued for settlement of past due payables	$ -	$ 80,000
Note payable recorded for return of common stock	$ -	$ 475,000

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.

Notes to Consolidated Financial Statements

For The Period Ended December 31, 2008

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

On October 4, 2007, Aero consummated a share exchange with TTR-HP, Inc. (“TTR-HP”), a privately-held manufacturer of high-performance exhaust products for the automotive industry.   As a result of the transaction, Aero agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of TTR-HP common stock, representing 100% of the total issued and outstanding shares of TTR-HP, and the satisfaction of TTR-HP debt of $7,070,358.  Since Aero was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of TTR-HP exclusive of Aero operations or assets.  The equity and share information presented is that of TTR-HP and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by Aero shareholders at the time of the share exchange have been treated as shares issued by TTR-HP.  The accompanying financial statements represent the consolidated operations of Aero and TTR-HP, collectively referred to hereafter as “Aero” or “the Company.”

 Aero designs and manufactures performance exhaust systems for both street and race applications.  TTR-HP has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers.  The Company is headquartered outside of Salt Lake City, Utah.

Going Concern-The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies, has defaulted on several loan agreements and has working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty. .  These financial statements should be read in conjunction with the Company’s annual report for the year ended June 30, 2008 as filed on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements represent the consolidated operations of Aero Performance Products, Inc., formerly Franchise Capital Corporation, and TTR-HP, Inc. (DBA Aero Exhaust), its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.  Since FCCN was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the share exchange is that of TTR-HP exclusive of FCCN operations.

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

Revenue Recognition – The Company recognizes revenue upon shipment of its product, which essentially are transportation mufflers and related parts.

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

NOTE 3- FIXED ASSETS AND INTANGIBLE ASSETS

Fixed Assets consist of:

Furniture Fixture and Equipment                                     $91,978

Accumulated Depreciation                                               (63,630)

Net                                                                                         28,348

Intangible Assets consist of :

Patents

 $96,884

Accumulated Amortization                                                  (19,369)

Net                                                                                            77,515

NOTE 4 – NOTES PAYABLE

Notes payable at December 31, 2008 consisted of the following:

1. Note payable to two individuals, past due, interest at 6%

$     11,250

2. Convertible note to a fund, converted at a 30% discount

over the average market price, past due interest at 8%

     380,000

3. Note payable to a corporation, 8% past due                                                                            138,831

4. Note payable to an individual, past due interest at 6%

     375,000

5. Convertible note to an individual with interest at 8%,

convertible at a 30% discount to market

       12,000

6. Note Payable to an individual with interest at 15%, past due

  1,017,439

Total

$1,934,520

Accrued interest payable on the above at December 31, 2008 is $69,968.

NOTE 5 - DERIVATIVE LIABILITY

The Company is accounting for the conversion option in the Convertible Note of items 2 and 5 above, and the conversion price in the Securities Purchase Agreement and the associated warrants, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of December 31, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of six months.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2008 the company issued 116,000,000 shares of stock for a reduction in debt of $67,527.  During the quarter ended December 31, 2008 the company issued 200,000,000 shares of restricted common stock for a reduction in debt of $70,000.  The shares were issued were issued under Rule 144 of the Securities Act of 1933.

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

Litigation:

Although the parent company Aero Performance Products, Inc. is not involved in any litigation, the Company’s subsidiary, TTR-HP, is a defendant in four lawsuits, three of which are claims arising out of the normal course of business which should be successfully resolved in the short term.  The fourth lawsuit was brought by Nascar against TTR-HP for perceived breach of contract and failure to pay.  This litigation is still in the early stages of discovery.  While the eventual outcome of litigation is hard to predict, the company believes that if the Nascar complaint is not successfully disposed of it could pose a significant impairment on TTR’s ability to move forward with its business plans.

NOTE 9 – SIGNIFICANT EVENTS

On December 17, 2008, the Company executed a stock purchase agreement to purchase all of the issued and outstanding shares of capital stock of Jones Exhaust Systems, Inc., a Tennessee Corporation.  Pursuant to the stock purchase agreement, the Company has agreed to assume up to one million one hundred thousand dollars ($1,100,000) in debt and pay two million dollars ($2,000,000) in cash. Upon the execution of the agreement, the Company paid a twenty five thousand dollar ($25,000) non-refundable payment towards the two million dollar ($2,000,000) purchase price. However, the initial twenty five thousand dollars ($25,000) may be refunded if the agreement fails to close from the result of a material breach of this agreement by one or both sellers. Upon payment of the $2,000,000, the Company will gain one hundred percent (100%) control and ownership of Jones Exhaust Systems, Inc.

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

On October 4, 2007, Aero consummated a share exchange with TTR-HP, Inc. (“TTR-HP”), a privately-held manufacturer of high-performance exhaust products for the automotive industry.   As a result of the transaction, Aero agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of TTR-HP common stock, representing 100% of the total issued and outstanding shares of TTR-HP, and the satisfaction of TTR-HP debt of $7,070,358.  Since Aero was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of TTR-HP exclusive of Aero operations or assets.  The equity and share information presented is that of TTR-HP and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by Aero shareholders at the time of the share exchange have been treated as shares issued by TTR-HP.  The accompanying financial statements represent the consolidated operations of Aero and TTR-HP, collectively referred to hereafter as “Aero” or “the Company.”

 Aero designs and manufactures performance exhaust systems for both street and race applications.  TTR-HP  has been issued U.S. and Australian patents on its innovations and development in the exhaust industry, and its mufflers are available worldwide through major retailers, mass merchant centers, automotive aftermarket supply stores and wholesalers.  The Company is headquartered outside of Salt Lake City, Utah.

RESULTS OF OPERATIONS

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Revenues for the quarter ended December 31, 2008 fell $86,650 over revenues of the quarter ended December 31, 2007, from $149,982 to $63,332.  The decline in revenues in 2008 resulted from our having shipped large orders to our major distributors in the quarter ended September 30, 2008, thus reducing their need to reorder during subsequent months.  In addition, the market for sales of aftermarket automotive products was especially hard hit in the current economic crisis since a significant portion of the industry’s sales are to Southern California, Arizona and Nevada—regions that have been effected harder than many other regions in the country.

During the quarter ended December 31, 2008, the Company experienced a net loss of $170,096 compared to a net loss of $761,719 for the same period in 2007.  The primary reasons for a decrease in loss are a reduction in marketing costs of $45,657 following the cessation of the Company’s Nascar team sponsorship, lower General and Administrative costs of $17,888 compared to $140,028, and an overall reduction in costs resulting from the implementation of cost cutting measures in all departments.  The largest reduction in expenses from the three months ended December 31, 2007 to December 31, 2008 was the elimination of settlement costs of $319,850 incurred as the result of valuing stock issued on the court-ordered settlement of debt.

Six months ended December 31, 2008 compared to six months ended December 31, 2007

Revenues for the six months ended December 31, 2008 fell $41,724 over revenues of the six months ended December 31, 2007, from $319,208 to $277,484.  Revenues declined primarily due to the overall decline in the market for automotive products resulting from the country’s economic recession.  However, despite the decline in revenues, gross income increased to 46% of sales, compared to 40% of sales in the prior year period.  The increased margin was attributed to the Company being able to ship product under normal production schedules rather than having to fill back orders at higher shipping costs.

During the six months ended December 31, 2008, the Company experienced a net loss of $387,823 compared to a net loss of $1,112,545 for the same period in 2007.  The primary reasons for a decrease in loss are a reduction of $118,626 in marketing and advertising costs following the cessation of the Company’s Nascar team sponsorship, lower salaries of $65,462 compared to $167,424 resulting from cost cutting measures, lower professional and legal costs of $72,994 compared to $169,167 resulting from the Company’s not filing new patent costs and not using an outside service for bookkeeping.  The largest reduction in expenses from the three months ended December 31, 2007 to December 31, 2008 was the elimination of settlement costs of $319,850 incurred as the result of valuing stock issued on the court-ordered settlement of debt.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2008 the Company had $3,724,287 in current liabilities and $278,295 in current assets.  The Company has accumulated $22,635,966 of net operating losses through December 31, 2008, primarily associated with recording the effects of the share exchange with Franchise Capital, and which may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that closing the merger with Jones Exhaust Products, Inc. will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART II.

Other Information

Item 1. Legal Proceedings

Although the parent company Aero Performance Products, Inc. is not involved in any litigation, the Company’s subsidiary, TTR-HP, is a defendant in four lawsuits, three of which are claims arising out of the normal course of business which should be successfully resolved in the short term.  The fourth lawsuit was brought by Nascar against TTR-HP for perceived breach of contract and failure to pay.  This litigation is still in the early stages of discovery.  While the eventual outcome of litigation is hard to predict, the company believes that if the Nascar complaint is not successfully disposed of it could pose a significant impairment on TTR’s ability to move forward with its business plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2008, the Company issued a total of 200,000,000 shares of unregistered common stock under the following transactions:

-

75,000,000 shares were issued on the partial conversion of a note payable.   The shares were issued under Rule 144 of the Securities Act of 1933.  The subsequent resale of the stock resulted in a total of $20,000 reduction in the outstanding principle and interest owed on the obligation.

-

125,000,000 shares were issued as partial settlement of debt owed to a third party.  Under the terms of the settlement, the debt was reduced by $50,000.  The shares were issued under Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

As of December 31, 2008, the Company was in default on its loan obligation to a former shareholder.  The Company has reached an out of court settlement under which it is repaying the loan under structured monthly payments of $50,000.  As of December 31, 2008, the loan obligation was $375,000.

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

Dated: February 19, 2009	/s/ Bryan Hunsaker
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

Date: February 19, 2009	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Executive Officer

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

Date: February 19, 2009	By: /s/ Bryan Hunsaker Bryan Hunsaker, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Executive Officer February 19, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aero Performance Products, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bryan Hunsaker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Bryan Hunsaker Bryan Hunsaker Chief Financial Officer February 19, 2009