Form 10-Q
period 2009-03-31
AERO PERFORMANCE PRODUCTS, INC.
filed 2009-05-14
CIK 1160598

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2009	Commission File Number 000-26887
AERO PERFORMANCE PRODUCTS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0353403
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $0.0001 par value	3,437,045,822 shares

Transitional Small Business Disclosure Format (check one):  Yes [  ] No[ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AERO PERFORMANCE PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

AERO PERFORMANCE PRODUCTS, INC
Consolidated Balance Sheet
	March 31,	June 30,
	2009	2008
	(Unaudited)	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,267	$-
Accounts receivable, net	35,671	85,785
Inventory	119,859	215,007
Total Current Assets	170,797	300,792
OTHER ASSETS:
Intangible Assets	75,415	77,257
Fixed Assets, net	20,348	31,168
Total Other Assets	95,763	108,425

TOTAL ASSETS	$266,560	409,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,568,497	1,517,804
Accrued interest	90,668	171,078
Accrued derivative liability	136,661	115,365
Notes Payable	1,807,020	1,694,081
Total Current Liabilities	3,602,846	3,498,328

TOTAL LIABILITIES	3,602,846	3,498,328

STOCKHOLDERS' DEFICIT
Preferred Stock, Authorized 30,000,000 Shares, $.0001 Par Value, 0 Shares Issued and Outstanding	-	-
Common Stock, Authorized 5,000,000,000 Shares, $.0001 Par Value, 2,870, 378,822 and 2,104,878,822 Shares Issued and Outstanding	287,038	210,488
Paid-in capital	19,136,298	18,947,821
Accumulated deficit	(22,759,622)	(22,247,420)
Total Stockholders' Deficit	(3,336,286)	(3,089,111)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$266,560	$409,217

The accompanying notes are an integral part of these consolidated financial statements.

Aero Performance Products, Inc.
Consolidated Statements of Operations
	For the Nine Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
INCOME:
Sales	$358,222	$567,387	$88,995	$249,717
Cost of Sales	(265,743)	(526,576)	(117,855)	(305,825)
Gross Income	92,479	40,811	(28,860)	(56,108)

EXPENSES:

Outside Services	131,541	351,857	12,872	67,181
Advertising and Marketing expense	21,698	444,384	12,000	315,792
Professional & Legal	74,480	115,672	1,536	24,685
Rent	57,693	81,999	20,900	32,127
Salaries	71,430	237,891	5,968	70,467
G&A expenses	145,528	160,215	19,958	51,381
Total Expenses	(502,370)	1,392,018	73,231	561,633

LOSS FROM OPERATIONS	(409,891)	(1,351,207)	(102,091)	(617,741)

OTHER INCOME (EXPENSE)

Interest expense	(102,310)	(78,984)	(20,700)	(47,000)
Settlement costs	-	(510,404)	-	(218,937)

NET LOSS	$(512,201)	$(1,940,595)	$(122,791)	$(883,678)

WEIGHTED AVERAGE SHARES	2,487,628,822	1,726,812,978	2,648,128,822	1,908,457,804

NET LOSS PER SHARE	(0.0002)	(0.0011)	(0.0001)	(0.0005)

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (512,201)	$ (1,940,595)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	9,448	1,696
Common stock issued for services	-	545,321
Amortization of Prepaid	-	336,658
Settlement costs	-	510,404
Derivative Liability	21,296	-
Decrease (Increase) in Accounts Receivable	50,114	(35,440)
Increase in Prepaid Expenses	-	(862,500)
Decrease in Inventory	95,148	109,517
Increase in Other Assets	-	(11,040)
(Decrease) Increase in accounts payable and accrued liabilities	(29,717)	727,711
Net Cash Used by Operating Activities	(365,912)	(618,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposition (Purchase) of fixed assets	3,214	(3,850)
Net Cash Used by Investing Activities	3,214	(3,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from issuance of short-term debt	377,965	620,345
Net Cash Provided by Financing Activities	377,965	620,345

INCREASE IN CASH AND EQUIVALENTS	15,267	(1,773)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	40,177
CASH AND EQUIVALENTS, END OF PERIOD	$ 15,267	$ 38,404

Non-Cash Financing Activities:
Common stock issued for debt and accrued interest	$ 265,027	$ 7,154,773
Common stock issued for settlement of past due payable	6,400	80,000
Note payable recorded for return of stock	-	475,000

The accompanying notes are an integral part of these consolidated financial statements.

AERO PERFORMANCE PRODUCTS, INC.

Notes to Consolidated Financial Statements

For The Period Ended March 31, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Aero Performance Products Inc. (“Aero” or the “Company”), formerly Franchise Capital Corporation, a Nevada corporation, was incorporated on July 6, 2001.

On October 4, 2007, Franchise Capital Corporation consummated a share exchange with TTR-HP, Inc. (“TTR-HP”), a privately-held manufacturer of high-performance exhaust products for the automotive industry.   As a result of the transaction, Franchise Capital agreed to issue a total of 1,114,285,700 new shares of restricted common stock in exchange for 6,745,456 shares of TTR-HP common stock, representing 100% of the total issued and outstanding shares of TTR-HP, and the satisfaction of TTR-HP debt of $7,070,358.  Since Franchise Capital was essentially a non-operating shell immediately prior to the share exchange, the Company has treated the transaction as a reverse merger for accounting purposes.  Accordingly, all financial information presented prior to the date of the share exchange is that of TTR-HP exclusive of Franchise Capital operations or assets.  The equity and share information presented is that of TTR-HP and all share information has been adjusted to reflect the share exchange rate (approximately 84:1).  In addition, shares held by Franchise Capital shareholders at the time of the share exchange have been treated as shares issued by TTR-HP.  The accompanying financial statements represent the consolidated operations of Aero and TTR-HP, collectively referred to hereafter as “Aero” or “the Company.”

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

Subsequent to March 31, 2009, Aero sold ninety percent of its interest in TTR-HP to an unrelated third party.  Owing to the amount of debt associated with TTR-HP at the time of the sale, the Company issued a total of 100,000 shares of Series A Preferred stock, which entitle the holder to purchase a total of 2,611,000,000 shares of Aero common stock over the next fifteen months.  As a result of this transaction, Aero reported a one-time gain on the disposition of assets of $1,595,474.

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

NOTE 3- FIXED ASSETS AND INTANGIBLE ASSETS

Fixed Assets consist of:

Furniture Fixture and Equipment                                     $84,978

Accumulated Depreciation                                               (64,630)

Net                                                                                         20,348

Intangible Assets consist of :

Patents

$96,884

Accumulated Amortization                                               (21,469)

Net                                                                                           75,415

NOTE 4 – NOTES PAYABLE

Notes payable at March 31, 2009 consisted of the following:

1. Note payable to two individuals, past due, interest at 6%

$     11,250

2. Convertible note to a fund, converted at a 30% discount

over the average market price, past due interest at 8%

     252,500

3. Note payable to a corporation, 8% past due

     138,831

4. Note payable to an individual, past due interest at 6%

     375,000

5. Note Payable to an individual with interest at 15%, past due

  1,029,439

Total

$ 1,807,020

Accrued interest payable on the above at March 31, 2009 is $90,668.

NOTE 5 - DERIVATIVE LIABILITY

The Company is accounting for the conversion option in the Convertible Note of item 2 above, and the conversion price in the Securities Purchase Agreement and the associated warrants, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of March 31, 2009; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of six months.

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

During the quarter ended March 31, 2009, the Company issued 420,000,000 shares of common stock on the conversion of notes payable totaling $127,500.  The Company also issued 24,500,000 shares of common stock to satisfy outstanding trade payables totaling $6,400.  All shares were issued restricted under Rule 144 of the Securities Act of 1933.

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

Litigation:

Aero Performance Products, Inc. is involved as an added defendant in two of the lawsuits being brought against its subsidiary TTRHP. The Company expects to be able to successfully divest itself from these complaints. The Company’s subsidiary, TTR-HP, is a defendant in four lawsuits, three of which are claims arising out of the normal course of business which should be successfully resolved in the short term.  The fourth lawsuit was brought by NASCAR against TTR-HP for perceived breach of contract and failure to pay.  This litigation is still in the early stages of discovery.  While the eventual outcome of litigation is hard to predict, the company believes that if the NASCAR complaint is not successfully disposed of it could pose a significant impairment on TTR’s ability to move forward with its business plans.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company entered into and consummated an agreement to sell ninety percent of its interest in TTR-HP to an unrelated third party.  Owing to the amount of debt associated with TTR-HP at the time of the sale, the Company issued a total of 100,000 shares of Series A Preferred stock, which entitle the holder to purchase a total of 2,611,000,000 shares of Aero common stock over the next fifteen months.  As a result of this transaction, Aero reported a one-time gain on the disposition of assets of $1,595,474.

Subsequent to March 31, 2009, the Company issued a total of 566,667,000 shares of restricted common stock to satisfy the conversion of notes payable and interest.

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

Subsequent to March 31, 2009, the Company entered into and consummated an agreement to sell ninety percent of its interest in TTR-HP to an unrelated third party.  Owing to the amount of debt associated with TTR-HP at the time of the sale, the Company issued a total of 100,000 shares of Series A Preferred stock, which entitle the holder to purchase a total of 2,611,000,000 shares of Aero common stock over the next fifteen months.

The Company is headquartered outside of Salt Lake City, Utah.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues for the quarter ended March 31, 2009 fell from $249,317 to $88,995 from revenues for the quarter ended March 31, 2008.  The decline in revenues in 2009 resulted from the market for sales of aftermarket automotive products being especially hard hit in the current economic crisis since a significant portion of the industry’s sales are to Southern California, Arizona and Nevada—regions that have been effected harder than many other regions in the country.

During the quarter ended March 31, 2009, the Company had a net loss of $122,791 compared to a net loss of $883,678 for the same period in 2008.  The primary reasons for a decrease in loss are a reduction in marketing costs of $313,000 following the cessation of the Company’s NASCAR team sponsorship, the elimination of $218,937 in settlement costs incurred as the result of valuing stock issued on the court-ordered settlement of debt, and an overall reduction in costs resulting from the implementation of cost cutting measures in all departments.

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008

Revenues for the nine months ended March 31, 2009 fell $209,165 over revenues of the nine months ended March 31, 2008, from $567,387 to $358,222.  Revenues declined primarily due to the overall decline in the market for automotive products resulting from the country’s economic recession.

During the nine months ended March 31, 2009, the Company generated a net loss of $512,201 compared to a net loss of $1,940,595 for the same period in 2008.  The primary reasons for a decrease in loss are the elimination of $510,404 in settlement costs incurred as the result of valuing stock issued on the court-ordered settlement of debt, a reduction of $422,686 in marketing and advertising costs following the cessation of the Company’s NASCAR team sponsorship, and an overall reduction in other operation expenses due to extensive cost cutting measures undertaken in the previous few quarters.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2009 the Company had $3,602,846 in current liabilities and $266,560 in assets.  The Company has accumulated $22,759,622 of net operating losses through March 31, 2009, primarily associated with recording the effects of the share exchange with Franchise Capital, and which may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.   Management believes that closing the merger with Jones Exhaust Products, Inc., combined with its sale of TTR-HP with its associated liabilities, will result in the Company’s achieving profitability in the short term; however, there is no guarantee that Aero’s operations will prove profitable. In the event the Company is unable to generate profits and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Related

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART II.

Other Information

Item 1. Legal Proceedings

Aero Performance Products, Inc. is involved as an added defendant in two of the lawsuits being brought against its subsidiary TTRHP. The Company expects to be able to successfully divest itself from these complaints. The Company’s subsidiary, TTR-HP, is a defendant in four lawsuits, three of which are claims arising out of the normal course of business which should be successfully resolved in the short term.  The fourth lawsuit was brought by NASCAR against TTR-HP for perceived breach of contract and failure to pay.  This litigation is still in the early stages of discovery.  While the eventual outcome of litigation is hard to predict, the company believes that if the NASCAR complaint is not successfully disposed of it could pose a significant impairment on TTR’s ability to move forward with its business plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued a total of 444,500,000 shares of unregistered common stock under the following transactions:

-

420,000,000 shares were issued on the partial conversion of a note payable.   The shares were issued under Rule 144 of the Securities Act of 1933.  The subsequent resale of the stock resulted in a total of $127,500 reduction in the outstanding principle and interest owed on the obligation.

-

24,500,000 shares were issued as payment on trade payables of $6,400 owed to third parties.  The shares were issued under Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

As of March 31, 2009, the Company was in default on its loan obligation to a former shareholder.  As of March 31, 2009, the loan obligation was $375,000.

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

Dated: May 13, 2009	/s/ Bryan Hunsaker
Bryan Hunsaker
Chief Executive Officer